Form 10-K
period 2019-12-31
Black Diamond Therapeutics, Inc.
filed 2020-03-24
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _ TO _
COMMISSION FILE NUMBER 001-38501
___________________________________________
BLACK DIAMOND THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	81-4254660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
139 Main Street Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)
(617) 252-0848 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	BDTX	The Nasdaq Global Select Market

___________________________________________
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $910,076,402 as of February 3, 2020 (based on a closing price of $38.00 per share as quoted by the Nasdaq Global Select Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 16, 2020, the registrant had 35,910,705 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference
None.

BLACK DIAMOND THERAPEUTICS, INC.
We have applied for various trademarks that we use in connection with the operation of our business. This Annual Report on Form 10-K, or Annual Report, may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Annual Report is not intended to, and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner of these trademarks, service marks and trade names will not assert, to the fullest extent under applicable law, its rights.

From time to time, we may use our website or our LinkedIn profile at linkedin.com/company/black-diamond-therapeutics to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.blackdiamondtherapeutics.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website or our LinkedIn page is not incorporated into, and does not form a part of, this Annual Report.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and investigational new drug applications, or IND, and other regulatory submissions;
•our ability to obtain and maintain regulatory approval for BDTX-189 or any of our other current or future product candidates that we may identify or develop;
•our need to raise additional funding before we can expect to generate any revenues from product sales;
•our ability to identify future product candidates for treatment of additional disease indications;
•our ability to develop our current product candidates for the treatment of various cancers;
•the rate and degree of market acceptance and clinical utility for any current or future product candidates we may develop;
•the effects of competition with respect to BDTX-189 or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
•the implementation of our strategic plans for our business, any product candidates we may develop and our MAP platform;
•our ability to successfully develop companion diagnostics for use with our current or future product candidates;
•our intellectual property position, including the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering our product candidates and MAP platform;
•our ability to use the proceeds of our initial public offering in ways that increase the value of your investment;
•our ability to obtain additional funding for our operations, when needed, including funding necessary to complete further development and commercialization of our product candidates, if approved, and to further expand our MAP platform;
•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our financial performance and our ability to effectively manage our anticipated growth;
•our estimates regarding the market opportunities for our product candidates;
•our ability to remediate our existing material weaknesses and to maintain an effective system of internal controls; and
•other risks and uncertainties, including those discussed in Part I, Item 1A, “Risk Factors” in this Annual Report.

Any forward-looking statements in this Annual Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
All of our forward-looking statements are as of the date of this Annual Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report that modify or impact any of the forward-looking statements contained in this Annual Report will be deemed to modify or supersede such statements in this Annual Report.
We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Annual Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

PART I
Except where the context otherwise requires or where otherwise indicated, the terms “Black Diamond,” “Black Diamond Therapeutics,” “we,” “us,” “our,” “our company,” the “Company,” “we,” “us,” “our” and similar designations in this Annual Report to refer to Black Diamond Therapeutics, Inc. and, where appropriate, its subsidiaries.
Item 1. Business
We are a precision oncology medicine company pioneering the discovery and development of small molecule, tumor-agnostic therapies. We target undrugged oncogenic driver mutations in patients with genetically-defined cancers. The foundation of our company is built upon a deep understanding of cancer genetics, protein structure and function, and medicinal chemistry. Our proprietary technology platform, which we refer to as our Mutation-Allostery-Pharmacology, or MAP, platform, is designed to allow us to analyze population-level genetic sequencing data to discover oncogenic mutations that promote cancer across tumor types. Our goal is to identify families of mutations that can be inhibited with a single small molecule therapy in a tumor-agnostic manner. We have designed our lead product candidate, BDTX-189, to potently and selectively inhibit a family of oncogenic proteins defined by mutations which occur outside the adenosine triphosphate, or ATP, site and which we refer to as non-canonical mutations. Non-canonical mutations occur across a range of tumor types that affect both the epidermal growth factor receptor, or EGFR, and the tyrosine-protein kinase ErbB-2, or HER2. We have designed BDTX-189 to bind to the active site of these mutant kinases and inhibit their function. BDTX-189 is also designed to spare normal, or wild type, EGFR, which we believe will improve upon the toxicity profiles of current ErbB kinase inhibitors. We submitted our IND for BDTX-189 in November 2019, which was allowed by the U.S. Food and Drug Administration, or FDA, on December 13, 2019. We have since begun enrollment and dosing of patients in the Phase 1 portion of our MasterKey-01 trial to pursue a tumor-agnostic development strategy. We continue to make progress on identifying a development candidate for treatment of GBM patients expressing allo-EGFR. We are also leveraging our MAP platform to identify other families of non-canonical mutations in validated oncogenes beyond ErbB, which has the potential to expand the reach of targeted therapies.
Approved targeted therapies, such as kinase inhibitors, have transformed the treatment of cancers and demonstrated a significant benefit to certain patients by treating active site mutations in a single tumor type. Improved genetic sequencing of cancers has led to the discovery of additional genetic alterations responsible for cancer development and growth. These genetic alterations were previously unaddressed, unsuccessfully targeted or overlooked. We believe our MAP platform will allow us to reveal the oncogenic nature of families of undrugged driver mutations and their associated protein conformations. We believe this approach offers a substantial opportunity to expand the number of patients who could benefit from precision oncology medicines.
Our proprietary MAP platform is built on three central pillars:
•Discover—Through comprehensive analysis of population-level genetic sequencing data, we identify oncogenic mutations among hundreds of unique alterations within a single gene. Our MAP platform algorithm uses genetic and proteomic features to rank mutations for potential oncogenicity. We use our algorithm as a machine learning tool to classify mutations as either pathogenic or benign and predict the probability, or MAP score, that a mutation is pathogenic.
•Reveal—We confirm the oncogenicity of the identified mutations through cell and tumor models and reveal how these mutations drive conformational changes in proteins. This allows us to group subsets of mutations into families based upon similar protein structures and shared selectivity profiles.
•Target—Using these shared characteristics, we seek to develop single small molecule product candidates, each designed to inhibit only the intended mutation family.

Our pipeline
Utilizing our proprietary MAP platform, we are developing a pipeline of orally available, potent and selective small molecule kinase inhibitors that target a range of driver mutations in cancer. An overview of our pipeline of product candidates is shown in the table below.
BDTX-189: An inhibitor of non-canonical and additional oncogenic mutations of ErbB
BDTX-189 is designed to be an orally available, irreversible small molecule inhibitor that targets a family of non-canonical and canonical driver mutations of the ErbB kinases EGFR and HER2. These mutations are prevalent in bladder, breast, endometrial, gastric and colon cancers and non-small cell lung cancer, or NSCLC. Currently, there are no drugs approved by the FDA, that target all of these oncogenic mutations with a single therapy.

BDTX-189 is designed to be a highly selective, potent inhibitor that targets this family of oncogenic proteins defined by the non-canonical ErbB driver mutations, while also sparing wild type EGFR. In preclinical models, BDTX-189 exhibited anti-tumor activity evidenced by potent tumor growth inhibition and tumor regression. We submitted our IND for BDTX-189 in November 2019, which was allowed by the FDA on December 13, 2019. We have since begun enrollment and dosing of patients in the Phase 1 portion of our MasterKey-01 trial. We are currently evaluating escalating doses of BDTX-189 in the Phase 1 portion of the trial, which is designed to determine the recommended Phase 2 dose and to assess preliminary indications of anti-tumor activity. The Phase 2 portion will determine the ORR and duration of response in patients with solid tumors that have an allosteric HER2 mutation, or EGFR or HER2 exon 20 insertion mutation determined using NGS, or next-generation sequencing. Depending on results from the Phase 1/2 trial, we may either expand the Phase 2 portion of the trial or initiate a second Phase 2 trial in order to pursue an accelerated approval of BDTX-189, subject to discussions with FDA, for patients with mutations of the ErbB family across one or more solid tumor types as a tumor agnostic indication.
Glioblastoma program: Allosteric-EGFR mutation inhibitors
Glioblastoma is a difficult-to-treat, aggressive type of cancer that can occur in the brain or spinal cord. Current therapy consists primarily of surgical resection of the tumor followed by radiation and chemotherapy and has only a 25 percent survival rate two years after diagnosis.
Almost 50 percent of glioblastoma tumors express one or more allosteric EGFR mutations that affect the extracellular region of the receptor tyrosine kinase, consequently promoting oncogenic activation. We believe that current targeted therapies have been unsuccessful in treating glioblastoma due to (i) the concurrent expression of these allosteric EGFR mutations within individual patients, (ii) insufficient drug potency for allosteric EGFR mutations and (iii) low levels of brain penetration. We have shown that the mechanism of activation for these allosteric EGFR mutations involves the formation of a constitutive dimer, and a shared conformation by the family of allosteric EGFR mutations expressed in glioblastoma. Our lead molecules potently and selectively inhibited this family of allosteric mutants and achieved tumor-growth inhibition and regression in the in vivo animal models we have utilized. Additionally, our lead molecules are designed to be brain penetrant and we have observed measurable brain exposure in animal models. We are completing preclinical characterization of our glioblastoma candidate leads and plan to select a development candidate in 2020.
Early-stage programs
We are also progressing our early stage pipeline programs targeting groups of allosteric mutations in kinases relevant to cancer and/or rare genetic diseases that we have developed utilizing our MAP platform. These programs are currently progressing through lead optimization.

Our Strategy
Our vision is to build a differentiated, global biopharmaceutical company by discovering, developing and commercializing novel precision medicines for every genetically-defined patient. We are advancing the field of precision medicines through improved understanding of mutant protein conformations to (i) identify novel oncogenic driver mutations and (ii) target families of mutations with individual small molecule therapies. We believe our strategy will enable us to become an industry leader in precision oncology medicine and advance a portfolio of tumor-agnostic product candidates aimed at delivering safe and effective medicines to patients. The critical components of our strategy include:
•Rapidly advance our lead drug candidate, BDTX-189, through clinical development, as a tumor-agnostic, spectrum-selective small molecule therapy. We believe BDTX-189 has the potential to treat multiple tumors independent of tissue of origin and become the first agent approved to address allosteric ErbB mutations. We have begun enrollment and dosing of patients in the Phase 1 portion of our MasterKey-01 Phase 1/2 trial in solid tumors with genetically defined allosteric mutations in EGFR and HER2. We are conducting our clinical studies in a genetically-defined patient population and leverage learnings from recently approved tumor-agnostic drugs to inform the clinical and regulatory pathways for BDTX-189 in order to mitigate potential development risks. If successful in achieving clinically meaningful anti-tumor activity across a range of allosteric ErbB mutations and solid tumor types, we plan to meet with regulatory authorities to discuss expedited regulatory approval strategies.
•Rapidly advance our glioblastoma program to identify a lead small molecule product candidate and progress it through clinical development. We believe that the lead molecules in our glioblastoma program could overcome the limitations of current therapies by potently and selectively inhibiting the family of allosteric mutant EGFR kinases expressed in glioblastoma tumors with a brain penetrant compound. We plan to select a development candidate in 2020.
•Expand our pipeline of potent and selective small molecule inhibitors to fully exploit the potential of our proprietary MAP platform. We believe that the general principles for mutation-driven conformational change that we have identified for the ErbB family can also apply to other oncogenic proteins. We also believe that our MAP platform has identified undrugged driver mutations for cancer for which we intend to design and develop highly selective and potent inhibitors to block the activity of these oncogenic proteins. We are advancing several early-stage programs focused on targeting a range of driver mutations, including allosteric activating mutations.
•Continue to invest in our proprietary MAP platform to identify and characterize new mutation families. We plan to expand our MAP platform to enable new insights into canonical and non-canonical mutations and to accelerate our ability to identify other mutational drivers, including those involved in rare diseases, as well as oncology. We will continue to enhance our proprietary computational algorithms by leveraging our extensive in-house expertise in allosteric mutations and deep understanding of chemistry. By continuing to strengthen and expand our MAP platform, we believe we can exploit the growing amount of genetic sequencing data to characterize mutations underlying human disease.
•Selectively enter into strategic partnerships to maximize the potential of our pipeline and our proprietary MAP platform. Given our potential to generate novel product candidates addressing a wide variety of cancers and rare diseases, we may opportunistically enter into strategic partnerships around certain targets, product candidates or disease areas. These collaborations could advance and accelerate our development programs to maximize their market potential and expand our MAP platform capabilities.

Our history and team
We were founded by Dr. David M. Epstein and Dr. Elizabeth Buck in 2014 and, beginning in 2017, together with Versant Ventures began building the MAP platform and chemistry discovery engine. We have assembled a team with significant expertise in drug discovery and development with particular strengths in the discovery of small molecule protein kinase inhibitors. David M. Epstein, Ph.D., our President and Chief Executive Officer, was previously Chief Scientific Officer at OSI Pharmaceuticals, Inc. and founder of Archemix Corporation, where he led the advancement of multiple product candidates into the clinic in multiple therapeutic areas. Thomas Leggett, our Chief Financial Officer, was previously Senior Vice President of Finance and Chief Financial Officer at Axcella Health, Inc. Christopher D. Roberts, our Chief Scientific Officer, was previously Entrepreneur in Residence at S.R. One Limited, the corporate venture capital arm of GlaxoSmithKline plc. Elizabeth Buck, Ph.D., our Executive Vice President of Discovery & Translational Sciences, previously led preclinical pharmacology and oncology translational research at OSI Pharmaceuticals, Inc. Karsten Witt, M.D., our Senior Vice President of Clinical Development, previously led clinical development at Array Biopharma Inc. and OSI Pharmaceuticals, Inc. Dr. Witt has been involved in eight regulatory approvals, four of which are related to Tarceva (erlotinib), an approved kinase inhibitor for the treatment of certain lung and pancreatic cancers. Brent Hatzis-Schoch, our Chief Operating Officer and General Counsel, was previously General Counsel at Radius Health, Inc.
Background on and limitations of previous generations of targeted therapies
Background on targeted therapies
Cancer is a genetic disease that is caused by changes in DNA that control the way cells function, especially how they grow and divide, and has historically been diagnosed and treated based on a tumor’s organ site or tissue of origin. Oncogene addiction, which is the dependency of tumors on genetic drivers for their growth and survival advantage, has enabled the pharmacological development of targeted therapies that exploit this dependency. Recent advances in genetic sequencing and a better understanding of genetic alterations that drive cancers have facilitated more precise and histologically agnostic cancer drug development.
These targeted therapies have transformed the treatment of some cancers by providing substantial clinical benefit and have emerged as an important part of standard of care for cancer patients. Worldwide sales of kinase inhibitors, one class of targeted therapies, exceeded $25 billion in 2018. Furthermore, patients with tumors driven by oncogene addiction typically show rapid and measurable tumor shrinkage when exposed to drugs targeting the relevant alteration. Such clinical responses can be dramatic enough in many cases to support expedited regulatory approval of these targeted therapies. Yet, a recent analysis found that only nine percent of patients with metastatic cancer have tumors with genetic profiles that could make them eligible for treatment with an approved precision oncology medicine.
Existing targeted therapies have been effective because they target genetically-defined cancers driven by a single set of mutations. Genetic sequencing of tumors reveals that many mutations remain uncharacterized, suggesting that there are additional mutations that can lead to oncogene addiction. With its supplemental approval by the FDA in 2017, pembrolizumab, or Keytruda, was the first targeted oncology treatment approved for any solid tumor based on a molecular profile, regardless of the tumor’s site of origin. In 2018, larotrectinib, or Vitrakvi, was approved by the FDA for neurotrophic tropomyosin receptor kinase, or NTRK, driven cancers, making it the first drug to be specifically developed and approved to treat a specific genetic alteration in a tissue agnostic fashion. We believe that these approvals represent a fundamental change in the development of targeted therapies and will increasingly lead to cancer being characterized for treatment in a genetic, rather than in a tissue-specific manner.

Limitations of current targeted therapies
Current targeted therapies provide clinical benefit to patients expressing the ATP-site mutations but not to patients expressing other EGFR mutations. Numerous mutations beyond active site mutations are known to the oncology clinical and research community, but those mutations are not currently targeted by approved inhibitors. While EGFR-targeted therapies, including erlotinib and osimertinib, have proven to be effective in patients with ATP-site mutations, limited response has been observed to these inhibitors when treating patients with cancers expressing other types of oncogenic EGFR mutations, including those expressed outside of the ATP site, such as EGFR exon 20 insertions and extracellular domain mutations. There remains a significant unmet medical need for new drugs that can extend precision medicines to these patients expressing non-ATP site or non-canonical mutations. The figure below depicts the oncogenic EGFR mutations, shown in magenta. These include the ATP-site mutations, EGFR exon 19 deletions and L858R (left panel), as well as an additional spectrum of mutations occurring outside of the ATP site, including EGFR-Viii (middle panel) and EGFR exon 20 insertions (right panel).
Emergence of genetic sequencing as standard of care in treating cancer
Cancer treatment is evolving rapidly and there is now widespread recognition that cancer is a disease of genetics, as much as it is a disease defined by histology or anatomical location. This shift has been driven by the increased use of genetic sequencing coupled with the availability of approved targeted therapies. The FDA has approved Foundation Medicine’s comprehensive genetic profiling test FoundationOne CDx and the Centers for Medicare & Medicaid Services announced coverage of next generation genetic sequencing tests, which we believe will further drive the use of genetic testing. A recent study demonstrated that 75 percent of oncologists in the United States employ genetic sequencing. As technological advancements in genetic sequencing improve and an increasing number of targeted therapies are developed, we believe that physicians will require molecular information about their patients’ cancers to determine the optimal course of treatment. Not only have advances in genetic sequencing changed the standard of care for oncology patients, they are leading to transformations in the discovery and development of oncology drugs.
We believe that genetic sequencing enables the discovery of additional targets for drug development. More than 400 cancer-associated genes are routinely sequenced, and analysis of this data has shown that mutations are not restricted to specific regions, but rather are spread more broadly throughout entire sequences of genes. We believe that such mutations have not yet been systematically studied as potential drug targets or their oncogenic proteins targeted in drug discovery efforts, and that our ability to do so represents a significant opportunity to develop precision medicines in areas of major unmet medical need.

The Black Diamond Therapeutics approach
At Black Diamond Therapeutics, our goal is to bring precision oncology medicine to a greater number of patients. Our drug development efforts leverage our novel findings that:
•mutations throughout a gene can drive oncogenic activation and change the drug selectivity profile of their active sites;
•these oncogenic mutations can be grouped as families because they drive similar protein structural changes, and exhibit a shared selectivity profile; and
•a family of oncogenic proteins can therefore be inhibited by a single small molecule that targets the active site.
We believe we can address certain key limitations of current generation precision medicine therapies in oncology by applying our MAP platform to identify and target novel classes of oncogenic mutations. We believe this will allow us to design and develop potential therapies for patients for whom there are currently no targeted treatment options.
Our MAP platform
Our MAP platform is built on three central pillars: Discover—Reveal—Target.
Discover—identify mutations and rank for potential oncogenicity
Our discovery process begins by identifying oncogenic mutations. We use population-level cancer genetic data obtained from all tumor types, to identify potential families of mutations that occur within individual oncogenes.
We have developed unique insights into the specific structural features of a protein that are associated with oncogenic mutations. The algorithm underlying our MAP platform scores each mutation for its potential oncogenicity, which we refer to as a MAP score. This algorithm is designed to identify potential oncogenic mutations within the vast landscape of potentially insignificant mutations. We map these mutations onto the 3-dimensional structure of a protein to determine which of the many mutations expressed by human tumors occur at sites associated with oncogenicity.
For HER2 and EGFR, we observed that oncogenic mutations are distributed nearly uniformly throughout the sequence of these two genes, revealing many mutations occurring outside of the ATP site, which have not been targeted by drugs.
For example, applying our algorithm to all currently known mutations in HER2 alone reveals a subset of mutations with high MAP scores, which we believe is a predictor of oncogenicity. For the ErbB family, we observed 3,868 unique mis-sense mutations (935 mutations in EGFR, 670 mutations in HER2, 794 mutations in HER3 and 1469 mutations in HER4). These mutations are distributed throughout the target sequence. As illustrated in the figure below, we observed 670 unique mutations expressed in HER2, detected within a combined human tumor data set of approximately 70,000 cases (GENIE 5.0 and TCGA data sets). Through this analysis, we re-identified or confirmed the known HER2 allosteric oncogenic mutations, which are the mutations that we targeted with our BDTX-189 product candidate. We also identified an additional subset of mutations with high MAP scores, and we are currently validating these putative oncogenic mutations experimentally. Our goal is to expand our targeted mutation family to potentially include this additional group of non-canonical mutations.

Our genetic sequencing analysis has identified a family of 50 non-canonical mutations in both the extracellular and kinase domains of EGFR and HER2. The figure below is a compilation of the non-canonical EGFR and HER2 oncogenic mutations that we are targeting in both of our ErbB programs. Each dot represents a unique non-canonical EGFR and HER2 oncogenic mutation found in individual tumors while the height of each dot represents the frequency at which such mutation was found. The sites of two mutations defined as canonical mutations are indicated. The frequency for EGFR oncogenic mutations expressed in glioblastoma (was calculated as relative frequency within glioblastoma). The frequency for all other EGFR and HER2 mutations was calculated relative to all solid tumors (approximately 70,000 tumors within project GENIE 5.0 / TCGA dataset). Specifically, the figure shows the prevalence of various types of alterations of EGFR expressed in glioblastoma (EGFR-Viii, EGFR-Vii, EGFR-Vvi, three mutations affecting EGFR-A289 and two mutations affecting EGFR-G598) and various types of EGFR and HER2 alterations expressed across solid tumors (two mutations affecting HER2-S310, HER2-R678Q, six unique mutations affecting HER2-L755, four unique mutations affecting HER2-V777, HER2-V842I, 46 unique mutations that are deletions within exon 19, and 28 unique mutations that are insertions within exon 20 and EGFR-L858R).

We selected 43 additional HER2 mutations to experimentally test for oncogenicity using the BaF3 transformation assay. Thirty three of the 43 mutations tested had high MAP scores and were therefore predicted to have oncogenic behavior, while ten of the 43 mutations had low MAP scores and were therefore not predicted to be oncogenic. In this screen, we also tested wild type HER2 and three HER2 mutations that we had already observed to have oncogenic behavior. Wild type HER2 was unable to transform BaF3 cells to IL-3 independent proliferation, while all three validated HER2 oncogenic mutations (HER2-V842I, L755S and S310F) successfully transformed cells, as evidenced by greater than three-fold proliferation over a seven day period. Of the 33 mutations with high MAP scores that were predicted to be oncogenic, 15 were transformative. In contrast, among the group of mutations with low MAP scores that were not predicted to have oncogenic behavior, only two transformed BaF3 cells to proliferate greater than three fold over seven days. We found newly-characterized mutations to be sensitive to BDTX-189, as evidenced below with potent inhibition of proliferation against cells transformed by the HER2-R103Q mutation.
Reveal—understanding the mechanism for oncogenic activation
We evaluate the oncogenicity of these mutations occurring outside of the ATP site, which have not been targeted and use our preclinical models to reveal how mutations drive protein conformation change to promote oncogenicity. Furthermore, we use these models to determine whether the drug sensitivity profile, or pharmacology, of the ATP site is altered. We use this information to group mutations into oncogene families that share a similar ATP site pharmacology. The drug selectivity patterns of mutant EGFR and HER2 kinases provide evidence of unique conformational states driven by mutation. As illustrated in the figure below, dimerization is required for receptor activation, an important step in oncogenic signaling. In wild type EGFR, the binding of a ligand to the extracellular domain promotes an active dimer conformation. In the case of wild type EGFR, this is a transient dimer conformation. We have discovered that a family of EGFR and HER2 mutations activate these kinases and promote oncogenicity by stabilizing the kinase in a unique constitutive dimer conformation. Importantly, the constitutive dimer conformation results in a change in selectivity for drugs which bind to the ATP site, potentially reducing the effectiveness of currently approved targeted therapies, such as erlotinib.

The protein conformation for the active form of allosteric mutant ErbB receptors is unique from the conformation of wild type EGFR. Wild type EGFR is inactive in its monomeric form, and activated upon the binding of an EGF ligand (shown in dark purple) to the extracellular domain, forming an active transient dimer conformation. Allosteric ErbB mutations (highlighted in magenta in this example) can promote a constitutive dimer conformation which has high activity and is oncogenic.
Target—develop mutation spectrum-selective drugs to our targets
Our team of experienced medicinal chemists seek to design and identify small molecules that bind to the active site and inhibit the target only when it is in the unique conformation promoted by the non-canonical oncogenic mutations we identified. Using a multidimensional medicinal chemistry lead identification and optimization strategy and leveraging our proprietary know-how in drug design, we aim to identify small molecules with bespoke selectivity against the entire desired spectrum of mutations as a family, while at the same time sparing inhibition of the wild-type form of the protein or other unwanted targets.
We utilized the cell and tumor models developed under our “Reveal” pillar as biological screens which recapitulate the tumor biology for these mutations. We used these models to identify our ErbB clinical candidate, BDTX-189. BDTX-189 binds to the ATP-site to inhibit the constitutive dimer in a family of EGFR and HER2 mutations, while at the same time sparing inhibition of the normal wild type EGFR. We have validated the activity for BDTX-189 against the most commonly occurring mutations representing each of these types of mutations (HER2-S310F, HER2-R678Q, HER2-L755S, HER2-V777L, HER2-V842I, the EGFR Exon 20 insertions EGFR-ASV/SVD/NPH/FQEA, the HER2 Exon 20 insertions HER2-YVMA/GSP, the EGFR Exon 19 deletion EGFR-746-750, and EGFR-L858R).

Our product candidates and development programs
We are leveraging our MAP platform to develop a drug pipeline of orally available, potent and spectrum-selective small molecule kinase inhibitors that target genetic drivers in several cancers. We own worldwide commercial rights to all of our product candidates.
BDTX-189: An inhibitor of non-canonical mutations and additional oncogenic drivers of ErbB
Overview
Allosteric ErbB mutations are found in one to two percent of a large variety of solid tumors but are overexpressed in tumors such as advanced NSCLC, invasive breast, bladder and endometrial cancer, where incidence ranges from two to eight percent. Currently available EGFR and HER2 tyrosine kinase inhibitors or monoclonal antibodies have limited or no anti-tumor activity against these genetic alterations due to insufficient potency or lack of selectivity, which results in toxicity before adequate exposures can be achieved. There remains a significant unmet medical need for new drugs that can extend targeted therapies to patients expressing non-canonical mutations outside of the ATP site.
BDTX-189 is designed to be an orally available irreversible, small molecule inhibitor that targets undrugged oncogenic driver mutations of ErbB kinases in HER2 and EGFR. These include extracellular domain allosteric mutations of HER2, as well as EGFR and HER2 kinase domain exon 20 insertions, and additional activating oncogenic drivers of ErbB. Currently, there are no FDA approved drugs that targets all of these mutations with a single small molecule therapy. We submitted our IND for BDTX-189 in November 2019, which was allowed by the FDA on December 13, 2019. We have since begun enrollment and dosing of patients in the Phase 1 portion of our MasterKey-01 trial. As part of our IND-enabling studies for BDTX-189, we conducted good laboratory practice, or GLP, safety pharmacological and toxicological studies of BDTX-189 in laboratory animals. We believe that the results of these studies suggest that BDTX-189 has an acceptable safety profile for the conduct of our planned Phase 1/2 trial. The results of these studies have also informed our selection of a starting dose for testing in humans. We are currently evaluating escalating doses of BDTX-189 in the Phase 1 portion of the trial, which is designed to determine the recommended Phase 2 dose and to assess preliminary indications of anti-tumor activity. The open-label Phase 2 portion is expected to determine the objective response rate, or ORR, and duration of response in patients with solid tumors that have an allosteric HER2 mutation, or EGFR or HER2 exon 20 insertion mutation determined using NGS, or next-generation sequencing. Depending on results from the Phase 1/2 trial, we anticipate that, subject to discussions with FDA, we may either expand the Phase 2 portion of the trial or initiate a second Phase 2 trial in order to pursue an accelerated approval, if available, of BDTX-189 for patients with mutations of the ErbB family across one or more solid tumor types as a tumor agnostic indication.
The figure below shows the selectivity pattern for BDTX-189 for non-canonical oncogenic mutations and additional oncogenic drivers of ErbB (with wild type for reference) as well as comparable data for erlotinib and osimertinib (each as determined by measuring 50 percent inhibition, or IC50, values). The data in the figure below were generated through head-to-head comparisons of BDTX-189 to erlotinib and osimertinib. We conducted the head-to-head comparisons by determining the in vitro anti-proliferative activity for each molecule against a panel of cell lines, which included BaF3 transformants for various EGFR and HER2 mutations, patient-derived cell lines expressing EGFR mutations and cells expressing either wild type EGFR or wild type HER2. The head-to-head comparisons were conducted under the same experimental conditions for each molecule.
BDTX-189 potently inhibited the proliferation of BaF3 cells transformed by allosteric EGFR mutations and allosteric HER2 mutations when evaluated in vitro. BDTX-189 additionally inhibited the proliferation of lung cancer patient-derived cells expressing EGFR exon 20 insertions (CUTO-14 and CUTO-17 cell lines), and human tumor cells expressed amplified wild type HER2 (BT-474 cells). BDTX-189 further inhibited the proliferation of BaF3 cells transformed by EGFR ATP-site mutations, including the EGFR exon 19 deletion E745-750 and EGFR-L858R, and extracellular domain EGFR mutations, including EGFR-Viii, when evaluated in vitro. In each case, BDTX-189 inhibits the targeted ErbB mutation more potently than wild type EGFR.

As shown in the figure below, BDTX-189 has been observed to inhibit the proliferation of BaF3 cells transformed by many oncogenic EGFR and HER2 mutants, with selectivity versus cells expressing the normal wild type EGFR (A431 and H292) (left chart). Cellular potency, or anti-proliferative IC50, was determined by measuring the effect of various concentrations on the proliferation of cells over a 72-hour time period. BDTX-189 also inhibited the proliferation of both BaF3 transformants (engineered cell lines) and patient derived cell lines expressing the EGFR Exon 20 insertion mutants EGFR-NPH and EGFR-ASV (right chart).
A favorable therapeutic window over wild type EGFR was a key design goal in the ErbB program. BDTX-189 achieved high selectivity for cells expressing the targeted allosteric EGFR and HER2 mutants and the compound spares cells expressing wild type EGFR (A431 and H292).
We believe BDTX-189 has an excellent kinome selectivity profile, as determined using the DiscoverX KINOMEscan methodology testing 468 kinases. BDTX-189 exhibited binding affinity for the isolated kinase domains of EGFR and HER2 of less than 1nM. All but eight kinases outside of the ErbB family showed no or very poor binding when BDTX-189 was tested at a single concentration of 100nM, with selectivity estimated to be greater than 125-fold for EGFR selectivity and greater than 30-fold for HER2 selectivity. The selectivity for ErbB kinases versus a small subset of kinases (BLK, BTK, LCK, LOK and MEK5) was determined to be greater than 10-fold. The only kinase that was bound with less than 10-fold selectivity is RIPK2, and this activity is not expected to be dose limiting.

In preclinical animal models, BDTX-189 was observed to have high potency and fast irreversible inactivation of the desired mutations. BDTX-189 displayed a favorable pharmacokinetic profile with fast absorption, good exposure and subsequent swift elimination, together with the drug’s rapid irreversible target inhibition. As illustrated in the figures below, BDTX-189 was observed to be well suited to engage and inactivate the allosteric ErbB mutants in vivo. In acute dose pharmacokinetic/pharmacodynamic, or PK/PD, studies, oral administration of BDTX-189 to athymic nude mice bearing a range of HER2-S310F, EGFR-Viii (both BaF3 and GBM6 patient derived glioblastoma tumors) or HER2-YVMA BaF3 allograft tumors resulted in potent and sustained suppression of target phosphorylation for at least 24 hours following dosing.
BDTX-189 inhibits the activity across a range of EGFR and HER2 mutants in vivo (50mpk QD acute oral dosing), including mutants with a range of in vitro IC50 values.
BDTX-189 has been observed to exhibit anti-tumor activity against allosteric HER2 mutant tumors, evidenced by both potent tumor growth inhibition and regression. Daily dosing of BDTX-189 was well tolerated in athymic nude mice bearing HER2-S310F BaF3 allograft tumors up to 100mg/kg. BDTX-189 demonstrated dose-dependent tumor growth inhibition (median tumor volume) at daily doses ranging from 15 mg/kg to 100 mg/kg. BDTX-189 also demonstrated dose-dependent tumor regression at doses ranging from 30 mg/kg to 100 mg/kg.
We used a PK/PD analysis of the HER2-S310F BaF3 allograft tumor inhibition studies to assess the PK/PD driver for efficacy using different doses and dose regimens to project expected human exposures to be associated with anti-tumor activity.
BDTX-189 has also been observed to exhibit anti-tumor activity in athymic nude mice bearing patient derived xenografts, or PDX, expressing allosteric EGFR exon 20 insertion mutants. BDTX-189, administered at a daily oral dose of 30mpk or 50mpk, demonstrated growth regression of CUTO-14 PDX tumors that express the EGFR mutation EGFR-ASV.

Clinical development plan
We submitted our IND for BDTX-189 in November 2019, which was allowed by the FDA on December 13, 2019. We have since begun enrollment and dosing of patients in the Phase 1 portion of our MasterKey-01 trial. We intend to pursue a tumor agnostic development strategy. We have designed the initial study to be a combined Phase 1/2 clinical trial which is intended to allow a seamless transition from the Phase 1 dose-escalation portion into a Phase 2 portion to expedite development of this product candidate. We are currently evaluating multiple ascending oral doses of BDTX-189 in the Phase 1 portion of the trial, which is designed to assess the safety, tolerability and pharmacokinetic profile in order to determine the recommended Phase 2 dose. Our Phase 1 portion is designed to allow for greater flexibility and precision to determine the appropriate dose for further clinical evaluation. The Phase 1 trial is a two-step process where step one is a single-patient cohort, accelerated dose-escalation process until grade 2 drug-related adverse events are observed or until a predefined dose level is reached. Step 2 is designed to provide the flexibility to enroll three or more patients, which is intended to allow evaluation of drug tolerability as well as enrollment of patients with allosteric ErbB mutations at relevant exposures to evaluate early anti-tumor proof-of-concept. The study is primarily evaluating once daily dosing, but may also assess more frequent dosing schedules, such as twice daily, if the drug pharmacology or patient tolerability suggest this could be a better approach. In the Phase 1 portion, we plan to enroll up to 84 patients with advanced or metastatic solid tumors for whom no standard therapy is available or for whom standard therapy is considered unsuitable or intolerable, as determined by the investigator. In the Phase 1 portion, we have begun enrolling and dosing patients with solid tumors that have alterations that may be associated with BDTX-189 anti-tumor activity based on preclinical data such as allosteric HER2 or HER3 mutation, EGFR/HER2 exon 20 insertion mutation, HER2 amplified/overexpressing tumor, EGFR exon 19 deletion or L858R mutation. We are targeting completion of the Phase 1 dose-escalation portion by the first half of 2021. Preliminary efficacy data from Phase 1 patients with targeted allosteric mutations may further inform the optimal population for the Phase 2 portion of the trial.
The open-label Phase 2 portion is expected to enroll up to 100 patients in multiple cohorts with solid tumors that have allosteric HER2 mutations, or EGFR or HER2 exon 20 insertion mutations determined using NGS, or next-generation sequencing. The patient population will already have been treated with standard approved cancer therapies and have either relapsed or failed to respond to those therapies. To be enrolled, patients must also be willing to provide tumor tissue for confirmatory mutation testing in order to facilitate our development of a companion diagnostic test. We expect to enroll a population with a variety of different advanced or metastatic cancers including lung, breast, colon, bladder, endometrial, and many other solid tumors. The planned primary objective of the Phase 2 portion is to determine the anti-tumor activity of BDTX-189 in patients preselected with allosteric ErbB mutations and evaluate this in each of the cohorts.

If the combined efficacy data from the Phase 1 and 2 portions of the trial show adequate anti-tumor activity across the mutation spectrum and tumor types, we anticipate that we may either expand the Phase 2 portion or initiate a second Phase 2 trial in order to pursue an accelerated approval path, if available, with the FDA for a tumor agnostic indication similar to the precedent established by Keytruda in MSI-high/dMMR cancers and Vitrakvi or larotrectinib, or Rozlytrek or entrectinib, in NTRK fusions cancers. A larger sample size may be needed for some mutations and/or tumor types to achieve this goal. Our regulatory strategy includes periodic dialogue with the FDA regarding the study design, patient population, study endpoint and companion diagnostic strategy for the BDTX-189 development program. For example, we submitted a pre-IND meeting request to FDA and received written feedback from the FDA regarding our nonclinical plan and the proposed patient population, patient selection criteria and study endpoints for the planned Phase 1/2 trial for BDTX-189. We believe that objective response rate, or ORR, and duration of response combined with a favorable safety profile may, subject to discussions with FDA, support filing for accelerated approval provided we can obtain data from a sufficiently large sample size across the mutation spectrum and tumor types. While an accelerated approval path cannot be guaranteed, if we obtain accelerated approval based on the outlined plan, FDA will still require the conduct of a post-approval study to confirm clinical benefit. Should the anti-tumor activity in certain subgroups be inadequate to support further development, we may not pursue the broader tumor agnostic population and instead limit enrollment to patients with tumor types and/or mutations that appear to derive the greatest clinical benefit. We believe, subject to discussion with FDA, that this may be achieved by either amending the Phase 2 portion of the planned study or opening a separate pivotal Phase 2 study to support accelerated approval. We may also seek Fast Track or Breakthrough Therapy designation by the FDA. We plan on using one of the existing FDA-approved companion diagnostic tests which already include the allosteric ErbB mutations of interest to identify patients or to collaborate with a partner on development of a new test.
BDTX-189 has demonstrated in vitro activity against the canonical activating EGFR mutations (exon 19 deletion and L858R mutation), as well as potent HER2 wild-type activity, or HER2-positive. We continue to evaluate BDTX-189’s activity in areas where we believe there may be additional opportunities.

Glioblastoma program: Allosteric-EGFR mutation inhibitors
Overview
According to the National Cancer Institute, there were an estimated 24,000 new cases of brain cancer in the United States in 2018. Fifteen percent of patients with brain cancer have glioblastoma, a particularly aggressive form, and most of those patients die within 15 months of diagnosis.
Almost 50 percent of glioblastoma tumors express one or more allosteric EGFR mutations that affect the extracellular region of the receptor kinase and promote oncogenic activation. These include large deletions of portions of the extracellular domain, including the mutants EGFR-Viii, EGFR-Vvi, and EGFR-Vii. These also include any one of a number of short variant, single amino acid substitutions affecting the extracellular domain, the most common of which are substitutions at position A289. These mutants are constitutively activated, exhibit sustained signaling that is resistant to downregulation, and are both transforming and tumorigenic. Their expression has been associated with metastasis and with poor long term overall survival.
EGFR oncogenic mutations are expressed throughout the target sequence. The figure below shows the frequency for EGFR oncogenic mutations expressed in glioblastoma (EGFR-Viii, EGFR-Vii, EGFR-Vvi, EGFR-G598 mutations, EGFR-A289V mutations) which was calculated as relative frequency within glioblastoma (Brennan et al Cell 2013). Each dot represents a unique oncogenic mutation found in individual tumors and the height of each dot represents the frequency with which it was found. A given glioblastoma tumor may co-express multiple different EGFR oncogenic mutations. Therefore we believe a critical challenge to overcome in drug discovery and clinical development of targeted therapies is to develop precision medicines for GBM to efficiently block the oncogenic activity of all of these various allosteric-EGFR species.
We have shown that the mechanism of activation for these EGFR mutants requires formation of a covalent dimer, which is always active, also known as a constitutive dimer. The formatting of these constitutive dimers is essential for oncogenicity. No current generation EGFR-directed therapy has thus proved effective in treating patients that express these mutations. We believe this is due to (i) inability to inhibit the entire group of allosteric glioblastoma mutations expressed in a given tumor, (ii) the inability to target the constitutive dimer conformation and (iii) poor brain penetration. The figure below illustrates distinct allosteric EGFR oncogenic mutations (EGFR-Viii, EGFR-Vii, EGFR-Vi, EGFR-A289V) that similarly promote a constitutive dimer conformation, which is different from the transient dimer conformation for wild type EGFR. For mutants, the region surrounding each mutation site is highlighted in magenta. For wild type EGFR, bound EGF ligand in shown in dark purple.

We have applied our platform and our proprietary chemistry know-how to design and develop potent and selective inhibitors targeting a group of glioblastoma constitutive dimer EGFR mutations described above.
We have identified several orally available, irreversible small molecule inhibitors, including BDTX-GBM-507 and BDTX-GBM-700, as development candidate lead molecules that have been observed to potently inhibit the group of extracellular domain allosteric mutants, as illustrated in the figure below, that form the constitutive dimer conformation. Importantly, these development candidate leads have not been observed to potently inhibit the transient dimer conformation for the wild type EGFR. Our glioblastoma development candidate leads are designed to achieve brain penetration in preclinical PK studies. For example, a lead compound also demonstrated good brain penetration in mouse PK studies with a favorable total brain-to-plasma ratio.

BDTX-GBM-507 and BDTX-GBM-700 have been observed in vitro to inhibit the proliferation of BaF3 cells transformed by EGFR mutants expressed in glioblastoma tumors, with selectivity versus cells expressing the normal wild type EGFR (A431 cells). Cellular IC50 values are shown.
We evaluated activity of our development candidate leads against glioblastoma EGFR mutants in vivo. Acute oral dosing of lead molecule BDTX-GBM-507 in athymic nude mice bearing intracranial patient derived glioblastoma tumors (GBM6) showed effective suppression of ERK phosphorylation.

BDTX-GBM-507, administered orally at 50mpk to athymic nude mice bearing intracranial GBM6 patient derived xenografts expressing EGFR-Viii, was observed to result in inhibition of ERK signaling in tumor.
We are completing preclinical characterization our glioblastoma candidate leads and plan to nominate a development candidate in 2020.
Early-stage programs
We are applying our MAP platform to the analysis of the mutation landscape of more than 300 genes, including 92 kinases within Foundation Medicine’s FoundationOne CDx test panel. Of these 92 kinases, we applied our MAP scoring algorithm to six kinases, including all ErbB family members, other RTKs (FGFR3) and a non-receptor kinase (BRAF). We are advancing several early programs focused on targeting a range of driver mutations, including allosteric activating mutations. We believe these general principles also apply to targets associated with diseases outside of oncology. We are currently evaluating additional groups of targets, including allosteric FGFR3 mutations and allosteric BRAF mutations, among others, for drug discovery. As part of our on-going efforts to leverage our know-how regarding mutations in the ErbB family, we also continue to investigate novel potent and selective compounds directed against this family of targets.
Our collaboration with Ridgeline Therapeutics
During our initial years of operation, we built and conducted our research and development activities via a collaborative model with Ridgeline Therapeutics GmbH, or Ridgeline, a wholly-owned subsidiary of Versant Ventures, our largest shareholder. Ridgeline is a company incubator and discovery engine of Versant focused on providing drug discovery expertise. By leveraging Ridgeline’s deep experience in the areas of discovery, drug design and medicinal chemistry together with our biology expertise, we were able to accelerate the discovery and development of spectrum selective and highly potent small molecule inhibitors targeting the oncogenic driver mutations in our lead programs. Alexander Mayweg, one of our founders and a member of our board of directors, is a managing director of Ridgeline and a partner of Versant, and Fang Ni, our former interim Chief Business Officer, is a principal of Versant.
We entered into a services agreement (“Service Agreement”) with Ridgeline in March 2017, amended in November 2017 and December 2018, or the Service Agreement. BDTX-189, our lead product candidate for which we submitted an IND in November 2019, which was allowed by the FDA on December 13, 2019, and have since begun enrollment and dosing of patients in the Phase 1 portion of our MasterKey-01 trial, as well as the lead compounds for our glioblastoma program have been developed under this collaboration with Ridgeline. All results, inventions, and products and any related intellectual property arising from services provided by Ridgeline are owned by us. In 2019, in consideration for the services provided under the agreement, we paid Ridgeline $950,000 a month, which was reconciled on a quarterly basis with actual expenses incurred by Ridgeline on our behalf and a corresponding reconciling payment was made by us to (or received by us from) Ridgeline each quarter. Certain executives and employees of Ridgeline have also received equity grants from the Company. No milestone or royalty payments are owed to Ridgeline.

During 2019 we continued to build our internal chemistry, manufacturing and controls, biology and preclinical development capabilities through key additional hires to assume activities conducted by Ridgeline on our behalf and are transitioning from our current service model to a more limited consulting arrangement with Ridgeline in 2020. For more information, see Item 9B of this Annual Report.
Competition
Our industry is intensely competitive and subject to rapid and significant technological change. While we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face substantial competition from major pharmaceutical companies and biotechnology companies worldwide. Many of our competitors have significantly greater financial, technical and human resources. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.
We face competition with respect to our current product candidates, and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue targeted therapies for patients with genetically-defined cancers. For example, we expect that BDTX-189 will compete against approved drugs, including neratinib, which is marketed by Puma Biotechnology, Inc., under the trade name Nerlynx, osimertinib, which is marketed by AstraZeneca plc under the trade name Tagrisso, and trastuzumab deruxtecan (DS-8201), which is marketed by Daiichi Sankyo Company Ltd. and AstraZeneca plc under the trade name Enhertu. In the allosteric HER2 patient population we expect competition from drugs in late-stage clinical development, including ZW25 and ZW49, which are under development by Zymeworks Inc. and Beigene Co., Ltd. We also expect BDTX-189 will compete in the exon 20 insertion patient population against other drugs under development, including poziotinib, which is under development by Spectrum Pharmaceuticals, Inc., tarloxotinib, which is under development by Rain Therapeutics Inc., TAK-788, which is under development by Takeda Pharmaceutical Company Ltd, and JNJ-61186372, which is under development by Janssen Research & Development, LLC. In addition, there are other small molecule and precision oncology-focused companies with whom we may eventually compete, including Loxo Oncology, Inc. (recently acquired by Eli Lilly and Company), Blueprint Medicines Corporation, Deciphera Pharmaceuticals, Inc., Turning Point Therapeutics, Inc., and Mirati Therapeutics, Inc.
Our competitors may obtain regulatory approval of their products more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than us in manufacturing and marketing their products.
In addition, we will likely need to develop our product candidates in collaboration with diagnostic companies, and we will face competition from other companies in establishing these collaborations. Our competitors will also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Furthermore, we also face competition more broadly across the market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and a gaining significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.
The acquisition or licensing of pharmaceutical products is also very competitive. If we seek to acquire or license products, we will face substantial competition from a number of more established companies, some of which have acknowledged strategies to license or acquire products and many of which are bigger than us and have more institutional experience and greater cash flows than we have. These more established companies may have competitive advantages over us, as may other emerging companies taking similar or different approaches to product licenses and/or acquisitions. In addition, a number of established research-based pharmaceutical and biotechnology companies may acquire products in late stages of development to augment their internal product lines, which may provide those companies with an even greater competitive advantage.
Manufacturing
We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates undergoing preclinical testing, as well as for clinical testing and commercial manufacture if our product candidates receive marketing approval.
All of our drug candidates are small molecules and are manufactured in synthetic processes from available starting materials. The chemistry appears amenable to scale up and does not currently require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.
We generally expect to rely on third parties for the manufacture of companion diagnostics for our products, which are assays or tests to identify an appropriate patient population. Depending on the technology solutions we choose, we may rely on multiple third parties to manufacture and sell a single test.
Commercialization
Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States to sell our products. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which our product candidates are being developed. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval.
We also plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

Intellectual property
We seek to protect the intellectual property and proprietary technology that we consider important to our business, including by pursuing patent applications that cover our product candidates and methods of using the same, as well as any other relevant inventions and improvements that are considered commercially important to the development of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Our commercial success depends, in part, on our ability to obtain, maintain, enforce and protect our intellectual property and other proprietary rights for the technology, inventions and improvements we consider important to our business, and to defend any patents we may own or in-license in the future, prevent others from infringing any patents we may own or in-license in the future, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and proprietary rights of third parties.
As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending provisional and PCT patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents and any issued patents we may obtain do not guarantee us the right to practice our technology in relation to the commercialization of our products. We also cannot predict the breadth of claims that may be allowed or enforced in any patents we may own or in-license in the future. Any issued patents that we may own or in-license in the future may be challenged, invalidated, circumvented or have the scope of their claims narrowed. For example, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the United States that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us, which is highly unpredictable. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide.
The term of individual patents depends upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent claiming a new drug product may also be eligible for a limited patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. Additionally, the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA. In the future, if our product candidates receive approval by the FDA, we expect to apply for patent term extensions on any issued patents covering those products, depending upon the length of the clinical studies for each product and other factors. There can be no assurance that our pending provisional or PCT patent applications will issue or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.
As of February 29, 2020, we own five U.S. provisional patent applications and two Patent Cooperation Treaty, or PCT, patent applications. We currently do not own or in-license any issued patents with respect to BDTX-189, our MAP platform or our Glioblastoma program, and our intellectual property portfolio is in its very early stages. We do not currently own or in-license any issued patents or provisional or non-provisional patent applications covering our other product candidates or technology.
BDTX-189
As of February 29, 2020, we own one U.S. provisional patent application and one PCT patent application that cover the composition of matter for BDTX-189, as well as methods of using and making BDTX-189. Any U.S. or foreign patent issued from this PCT patent application would be scheduled to expire in 2039, excluding any additional term for patent term adjustment or patent term extension, and assuming national phase entries are timely made based upon the pending PCT application and payment of all applicable maintenance or annuity fees.
MAP platform
As of February 29, 2020, we own one U.S. provisional patent application that covers our MAP platform and the use thereof in developing and applying therapeutics. We are continuing to assess whether we will convert this U.S. provisional patent application into a non-provisional patent application and ultimately seek patent protection for our MAP platform, or instead maintain the intellectual property described in this provisional patent application as a trade secret. Any U.S. or foreign patent issued from this U.S. provisional patent application would be scheduled to expire in 2040, excluding any additional term for patent term adjustment or patent term extension.
Glioblastoma program
As of February 29, 2020, we own two U.S. provisional patent applications that cover our glioblastoma program, which are directed to the composition of matter for the drug candidates of the program, analogs thereof, as well as methods of using and making these compounds. Any U.S. or foreign patent issued from these U.S. provisional patent applications would be scheduled to expire in 2040, excluding any additional term for patent term adjustment or patent term extension.
Prosecution for these patent applications has not commenced and will not commence unless and until they are timely converted into U.S. non-provisional or national stage applications. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO are often significantly narrowed by the time they issue, if they issue at all. Any U.S. or foreign patent issuing from these provisional or PCT patent applications (if timely converted to U.S. non-provisional or foreign patent applications and such non-provisional or foreign applications are granted as issued patents), would be scheduled to expire in 2039 or 2040, excluding any additional term for patent term adjustment or patent term extension, and assuming national phase entries are timely made based upon the pending PCT application and payment of all applicable maintenance or annuity fees. Any of our pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. Our provisional patent applications may never result in issued patents and are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing the related provisional patent application. If we do not timely file non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional and national stage patent applications relating to our provisional and PCT patent applications, we cannot predict whether any of our future patent applications for BDTX-189 or any of our other product candidates or technology will result in the issuance of patents that effectively protect BDTX-189 or our other product candidates or technology. If we do not successfully obtain patent protection, or, even if we do obtain patent protection, if the scope of the patent protection we or our potential licensors obtain with respect to BDTX-189 or our other product candidates or technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to our Intellectual Property.”
In addition to patent applications, we rely on unpatented trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential know-how are difficult to protect. In particular, we anticipate that with respect to the building of our compound library, our trade secrets and know-how will over time be disseminated within the industry through independent development and public presentations describing the methodology. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators and scientific advisors and non-competition, non-solicitation, confidentiality and invention assignment agreements with our employees and consultants. We have also executed agreements requiring assignment of inventions with selected consultants, scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee that we will have executed such agreements with all applicable employees and contractors, or that these agreements will afford us adequate protection of our intellectual property and proprietary information rights. In addition, our trade secrets and/or confidential know-how may become known or be independently developed by a third party, or misused by any collaborator to whom we disclose such information. These agreements may also be breached, and we may not have an adequate remedy for any such breach. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to our Intellectual Property.”
Government regulation
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.
In the United States, where we are initially focusing our drug development, the FDA regulates drug products under the federal Food, Drug and Cosmetic Act, its implementing regulations and other laws. Our product candidates are early-stage and none of our product candidates has been approved by the FDA for marketing in the United States. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other legal requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

The process required by the FDA before our product candidates are approved as drugs for therapeutic indications and may be marketed in the United States generally involves the following:
•completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;
•submission to the FDA of an IND application, which must become effective before clinical trials may begin;
•approval by an Institutional Review Board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•submission to the FDA of a New Drug Application, or NDA;
•a determination by the FDA within 60 days of its receipt of an NDA, to accept the filing for review;
•satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with current good manufacturing practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•potential FDA audit of the clinical trial sites that generated the data in support of the NDA;
•payment of user fees for FDA review of the NDA;
•FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States; and
The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.
Preclinical and clinical trials for drugs
Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development of a product candidate, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.
The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable related to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about clinical trials, including clinical trials results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.
While we plan to conduct any international clinical trials under our INDs we obtain with the FDA in the future, a sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor must submit data from the clinical trial to the FDA in support of an NDA. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.
Clinical trials to evaluate therapeutic indications to support NDAs for marketing approval are typically conducted in three sequential phases, which may overlap.
•Phase 1—Phase 1 clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
•Phase 2—Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.
•Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.
In August 2018, the FDA released a draft guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce developmental costs and time.
Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
U.S. marketing approval for drugs
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. An NDA is a request for approval to market a new drug for one or more specified indications and must contain proof of the drug’s safety and efficacy. The marketing application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be marketed in the United States.
The FDA reviews all submitted NDAs before it accepts them for filing, and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.
Further, under PDUFA, as amended, each NDA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.
The FDA also may require submission of a Risk Evaluation and Mitigation Strategy, or REMS, plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk-minimization tools.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the Sponsor product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.
After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
Even if the FDA approves a product, depending on the specific risk(s) to be addressed it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Orphan drug designation and exclusivity
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same indication before we do, unless we are able to demonstrate that our product is clinically superior. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Further, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
Rare pediatric disease designation and priority review vouchers
Under the FD&C Act, the FDA incentivizes the development of drugs that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program until September 30, 2020, with the potential for PRVs to be granted until 2022.
Expedited development and review programs for drugs
The FDA maintains several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval, and the purpose of these programs is to either expedite the development or review of important new drugs to get them to patients earlier than under standard FDA development and review procedures.
A new drug is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, as well as Priority Review, discussed below. In addition, a new drug may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient drug development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review and approval process, including Priority Review designation and accelerated approval. A product is eligible for Priority Review if it has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Under priority review, the FDA must review an application in six months compared to ten months for a standard review. Additionally, products are eligible for accelerated approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.
Accelerated approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for accelerated approval, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval but may expedite the development or review process.
Pediatric information and pediatric exclusivity
Under the Pediatric Research Equity Act, or PREA, certain NDAs and certain supplements to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FD&C Act to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.
A drug can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.
U.S. post-approval requirements for drugs
Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.
The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.
In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties; and
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; or mandated modification of promotional materials and labeling and issuance of corrective information.
Regulation of companion diagnostics
We believe that the success of certain of our product candidates may depend, in part, on the development and commercialization of a companion diagnostic. Companion diagnostics identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the United States, the FD&C Act and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification, or 510(k), application, and approval of a premarket approval, or PMA, application.
To obtain 510(k) clearance for a medical device, or for certain modifications to devices that have received 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or to a preamendment device that was in commercial distribution before May 28, 1976, or a predicate device, for which the FDA has not yet called for the submission of a PMA. In making a determination that the device is substantially equivalent to a predicate device, the FDA compares the proposed device to the predicate device or predicate devices and assesses whether the subject device is comparable to the predicate device or predicate devices with respect to intended use, technology, design and other features which could affect safety and effectiveness. If the FDA determines that the subject device is substantially equivalent to the predicate device or predicate devices, the subject device may be cleared for marketing. The 510(k) premarket notification pathway generally takes from three to twelve months from the date the application is completed, but can take significantly longer.
PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. The FDA’s review of an initial PMA application is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny the approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.
On July 31, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance document, for novel therapeutic products that depend on the use of a diagnostic test and where the diagnostic device could be essential for the safe and effective use of the corresponding therapeutic product, the premarket application for the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic, although the FDA recognizes that there may be cases when contemporaneous development may not be possible. However, in cases where a drug cannot be used safely or effectively without the companion diagnostic, the FDA’s guidance indicates it will generally not approve the drug without the approval or clearance of the diagnostic device. The FDA also issued a draft guidance in July 2016 setting forth the principles for co-development of an in vitro companion diagnostic device with a therapeutic product. The draft guidance describes principles to guide the development and contemporaneous marketing authorization for the therapeutic product and its corresponding in vitro companion diagnostic.
Once cleared or approved, the companion diagnostic device must adhere to post-marketing requirements including the requirements of the FDA’s quality system regulation, adverse event reporting, recalls and corrections along with product marketing requirements and limitations. Like drug makers, companion diagnostic makers are subject to unannounced FDA inspections at any time during which the FDA will conduct an audit of the product(s) and the company’s facilities for compliance with its authorities.

Other regulatory matters
Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.
Other healthcare laws
Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.
•The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bride, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
•The federal civil and criminal false claims laws, including the civil False Claims Act, or FCA, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.
•The federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.

•The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
•The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also require reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.
•Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
•Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. These laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies implement compliance to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.
State and foreign laws also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General will commence enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.
Insurance Coverage and Reimbursement
In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. In the United States, the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Current and future healthcare reform legislation
In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes changes to the coverage and payment for products under government health care programs. The Affordable Care Act includes provisions of importance to our potential product candidates that:
•created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;
•expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
•addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•expanded the types of entities eligible for the 340B drug discount program;
•established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
•created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, or ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court, and the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, at the federal level, the Trump administration’s budget for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 legislative session, or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, in December 2019, the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. FDA also issued a Draft Guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and Draft Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.
Outside the United States, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries. Pricing negotiations with government authorities can extend well beyond the receipt of regulatory approval for a product and may require a clinical trial that compares the cost-effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.

In the European Union, or EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.
Compliance with other federal and state laws or requirements; changing legal requirements
If any products that we may develop are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, labeling, packaging, distribution, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws, among other requirements to we may be subject.
The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.
The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, relabeling or repackaging, or refusal to allow a firm to enter into supply contracts, including government contracts. Any claim or action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on marketing, sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.
Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling or packaging; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
Other U.S. environmental, health and safety laws and regulations
We may be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.
We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.
In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.
Government regulation of drugs outside of the United States
To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization or identification of an alternate regulatory pathway, manufacturing, commercial sales and distribution of our products. For instance, in the United Kingdom and the European Economic Area, or the EEA (comprised of the 27 EU Member States plus Iceland, Liechtenstein and Norway), medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.
•Centralized procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opining of the European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or, CHMP, the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.

•National authorization procedures—There are also two other possible routes to authorize products for therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure:
◦Decentralized procedure—Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.
◦Mutual recognition procedure—In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.
In the EEA, new products for therapeutic indications that are authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.
The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. In the EEA a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.
Similar to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls.
The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the

Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents.
In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System (CTIS), the centralized European Union portal and database for clinical trials foreseen by the regulation, through an independent audit. The regulation becomes applicable six months after the European Commission publishes notice of this confirmation. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
The collection and use of personal health data in the European Union, previously governed by the provisions of the Data Protection Directive, is now governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. While the Data Protection Directive did not apply to organizations based outside the EU, the GDPR has expanded its reach to include any business, regardless of its location, that provides goods or services to residents in the EU. This expansion would incorporate any clinical trial activities in EU members states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.
There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.
Should we utilize third party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Brexit and the Regulatory Framework in the United Kingdom
In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remains applicable to the United Kingdom. This transition period is due to end on December 31, 2020. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.
Employees
As of February 29, 2020, we had 32 full-time employees. Fifteen of our employees have Ph.D. degrees. The following table shows the number of full-time employees as of February 29, 2020 engaged in either research and development or administrative functions, broken out by location.

Function	US	Canada
Research and development	20	2
Administrative	10	—
Total	30	2
None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Facilities
We lease a facility containing approximately 2,357 square feet of office space for our principal office, which is located at 139 Main Street, Cambridge, MA 02142. The lease expires on April 30, 2022, subject to an option to extend the lease for three additional years. We also lease approximately 1,500 square feet of laboratory space and 500 square feet of office space at 25 Health Sciences Drive, Stony Brook, NY 11790 and our lease for this location expires on December 31, 2020. In addition, we also have a license to use the private and shared laboratory and office facilities at 180 Varick Street, New York, NY 10014. The license expires on February 11, 2021. For our Canadian subsidiary, we have a non-exclusive license to occupy a portion of a building located at 661 University Avenue, Toronto, Ontario M5G 1M1, for the purposes of conducting laboratory research, business planning and related activities. The license expires on April 5, 2020.
We believe that our current facilities are adequate for our current needs and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.
Legal proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Annual Report, we were not a party to, or aware of, any material legal matters or claims. In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Corporate Information
We were formed as an LLC in December 2014 and we converted to a corporation in September 2016 under the laws of the State of Delaware under the name ASET Therapeutics, Inc. On January 2, 2018, we changed our name to Black Diamond Therapeutics, Inc. Our principal executive offices are located at 139 Main Street, Cambridge, MA 02142, and our telephone number is 617-252-0848. We have two subsidiaries, Black Diamond Therapeutics (Canada) Inc., which was incorporated in 2018, and Black Diamond Therapeutics Security Corporation, which was incorporated in 2019. Our website address is https://www.blackdiamondtherapeutics.com. The information contained in or accessible from our website is not incorporated into this Annual Report, and you should not consider it part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.
On February 3, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold, 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, at a public offering price of $19.00 per share. The gross proceeds from the IPO were $231.3 million and the net proceeds were $212.4 million, after deducting underwriting discounts and commissions and other estimated offering expenses.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
Financial Information and Segments
The financial information required under this Item 1 is incorporated herein by reference to the section of this Annual Report titled “Part II—Item 8—Financial Statements and Supplementary Data.” The company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is the development of selective medicines for patients with genetically defined cancers driven by oncogenes activated by allosteric mutations. See Note 2 to our consolidated audited financial statements included in this Annual Report. For financial information regarding our business, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and our consolidated audited financial statements and related notes included elsewhere in this Annual Report.
Available Information
Our Internet address is www. blackdiamondtherapeutics.com. Our Annual Reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors & News” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report or any of our other securities filings unless specifically incorporated herein by reference. Our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors
Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report and in other documents that we file with the SEC, in evaluating the Company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks that we face. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.
Risks related to our financial position and capital requirements
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We are a biotechnology company with a limited operating history. We commenced operations in December 2014, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. Most of our product candidates are still in preclinical development. We have not yet demonstrated our ability to successfully conduct or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.
Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates. We have begun enrollment and dosing of patients in the Phase 1 portion of our MasterKey-01 trial to pursue a tumor-agnostic development strategy. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through private placements of our preferred stock.
We have incurred significant net losses in each period since we commenced operations in December 2014. For the years ended December 31, 2019 and 2018, we reported net losses of $35.3 million and $8.9 million, respectively. As of December 31, 2019, we had an accumulated deficit of $51.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
•continue our research and development efforts and submit INDs for our lead product candidates;
•conduct preclinical studies and clinical trials for our current and future product candidates based on our Mutation—Allostery—Pharmacology, or MAP, platform;
•seek marketing approvals for any product candidates that successfully complete clinical trials;

•experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges;
•establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities, whether alone or with third parties, to commercialize any product candidates for which we may obtain regulatory approval, if any;
•obtain, expand, maintain, enforce and protect our intellectual property portfolio;
•hire additional clinical, regulatory and scientific personnel; and
•operate as a public company.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, if ever, we will be able to achieve profitability. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop, seek regulatory approval for and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
We have not generated any revenue from our product candidates and may never be profitable.
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Most of our product candidates are in the preclinical stages of development and will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. BDTX-189, our most advanced product candidate targeting ErbB family receptors. We have begun enrollment and dosing of patients in the Phase 1 portion of our MasterKey-01 trial to pursue a tumor-agnostic development strategy. Our other product candidates are in various stages of preclinical development. We face significant translational risk as our product candidates in preclinical development advance to the clinical stage, as promising results in preclinical studies may not be replicated in subsequent clinical trials, and testing on animals may not accurately predict human experience. Our ability to generate revenue depends on a number of factors, including, but not limited to:
•timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•our ability to complete IND-enabling studies and successfully submit INDs or comparable applications;
•whether we are required by the U.S. Food and Drug Administration, or the FDA, or similar foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;
•our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, potency, purity, efficacy and acceptable risk to benefit profile of our product candidates or any future product candidates and such regulatory authorities’ acceptance of our tumor-agnostic development strategy (i.e., our pursuit of approval based on a biomarker rather than a specific cancer indication);
•the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future product candidates, if any;
•the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates over alternative or more conventional therapies, such as chemotherapy, to treat solid tumors;
•the actual and perceived availability, cost, risk profile and side effects and efficacy of our product candidates, if approved, relative to existing and future alternative cancer therapies and competitive product candidates and technologies;
•our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP;
•our ability to successfully develop a commercial strategy and thereafter commercialize our product candidates or any future product candidates in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;
•patient demand for our product candidates and any future product candidates, if approved; and
•our ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates.
Many of the factors listed above are beyond our control and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercializing our product candidates. Even if we are able to commercialize our product candidates, we may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient revenue through the sale of our product candidates or any future product candidates, we may be unable to continue operations without continued funding.
We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.
We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our discovery and preclinical development activities to identify new product candidates and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. However, we have estimated our current additional funding needs based on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts.
We had cash and cash equivalents of $154.7 million as of December 31, 2019. Our net proceeds from our initial public offering were $212.4 million, based the initial public offering price of $19.00 per share, after deducting underwriting discounts and commissions and offering expenses payable by us. We believe that, based upon our current operating plan, our existing capital resources, including net proceeds from our initial public offering will be sufficient to fund our anticipated operations into 2023, including the Phase 1/2 development of BDTX-189, the identification of a lead product candidate and IND-enabling studies in our glioblastoma program, with additional resources for continued development of our MAP platform. Our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of discovery, preclinical development and clinical trials for our product candidates;

•the extent to which we enter into collaboration arrangements with regard to product discovery or acquire or in-license products or technologies;
•our ability to establish discovery collaborations on favorable terms, if at all;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
•the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, enforcing and protecting our intellectual property rights and defending intellectual property-related claims.
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
Risks related to the development of our product candidates
Our discovery and preclinical development is focused on the development of precision medicines for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to marketable products.
The discovery and development of precision medicines for patients with genetically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that the mutations targeted by our programs are oncogenic drivers, clinical results may not confirm this hypothesis or may only confirm it for certain mutations or certain tumor types. The patient populations for our product candidates are limited to those with specific target mutations and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients with the targeted mutations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our products and achieve profitability. In addition, even if our approach is successful in showing clinical benefit for tumors harboring the targeted mutations affecting the ErbB proteins EGFR and HER2, we may never successfully identify additional oncogenic mutations for other receptor tyrosine kinases. Therefore, we do not know if our approach of treating patients with genetically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer.
In addition, we are pursuing a tumor-agnostic development strategy (i.e., pursuing approval based on a biomarker rather than a specific cancer indication). There is currently a limited number of approved tumor-agnostic therapies. We may not receive approval for a tumor-agnostic indication or may be delayed in receiving tumor-agnostic approval.

We are very early in our development efforts and are substantially dependent on our lead product candidate, BDTX-189. If we are unable to advance BDTX-189 or any of our other product candidates through clinical development, obtain regulatory approval and ultimately commercialize BDTX-189 or any of our other product candidates, or experience significant delays in doing so, our business will be materially harmed.
We are very early in our development efforts. Most of our product candidates are still in preclinical development and have never been tested in human subjects. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of BDTX-189 and one or more of our other product candidates. In addition, our drug development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our product candidates. The success of our product candidates will depend on several factors, including the following:
•successful completion of preclinical studies;
•approval of INDs for our planned clinical trials or future clinical trials;
•FDA acceptance of our tumor-agnostic development strategy;
•successful initiation of clinical trials;
•successful patient enrollment in and completion of clinical trials;
•successful development of companion diagnostics for use with our product candidates;
•safety, tolerability and efficacy profiles for our product candidates that are satisfactory to the FDA or any foreign regulatory authority for marketing approval;
•receipt of marketing approvals for our product candidates and any companion diagnostics from applicable regulatory authorities;
•the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates, if any product candidates are approved;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other cancer therapies;
•obtaining and maintaining third-party coverage and adequate reimbursement; and
•maintaining a continued acceptable safety profile of our products following approval.
There is no guarantee that the results obtained in current preclinical studies or our open-label Phase 1/2 clinical trial of BDTX-189 will be sufficient to obtain regulatory approval or marketing authorization for such product candidate. Negative results in the development of our lead product candidate may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates. For example, although we believe based on our preclinical studies that the conformational change to the active site receptor is similar for all of the genetic mutations we are targeting and therefore the chemical structure of BDTX-189 will suffice to bind adequately to such receptor for all such mutations, this may not prove true in clinical testing of BDTX-189 for all or any of the targeted mutations. Moreover, anti-tumor activity may be different in each of the different tumor types we plan on evaluating in the clinical trial. Therefore, even though we plan on pursuing tumor agnostic clinical development of BDTX-189, the tumor response may be low in patients with some cancers compared to others. This may result in discontinuation of development of BDTX-189 for patients with these tumor types and/or mutations due to insufficient clinical benefit while continuing development for a more limited population of patients more likely to benefit. As a consequence, we may have to negotiate with the FDA to reach agreement on defining the optimal patient population, study design and size in order to obtain regulatory approval, any of which may require significant additional resources and delay the timing of our clinical trials and ultimately the approval, if any, of any of our product candidates.
In addition, because we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidate, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.
Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our open-label Phase 1/2 clinical trial for BDTX-189 with the genetic mutations that BDTX-189 is designed to target.
Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are focused on patients with specific genetic mutations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, with respect to BDTX-189, we cannot be certain how many patients will have each of the genetic mutations that BDTX-189 is designed to target or that the number of patients enrolled for each mutation will suffice for regulatory approval and inclusion of each such mutation in the approved label. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.
In addition to the potentially small populations, the eligibility criteria of our planned clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure to assure their disease is either severe enough or not too advanced to include them in a study. Additionally, the process of finding and diagnosing patients may prove costly. We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical study sites for prospective patients, the availability of genetic sequencing information for patient tumors so that we can identify patients with the targeted genetic mutations, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed.
We intend to engage third parties to develop companion diagnostics for use in our clinical trials, but such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients with the targeted genetic mutations for our clinical trials. Further, if we are unable to include patients with the targeted genetic mutations, this could compromise our ability to seek participation in FDA’s expedited review and development programs, including Breakthrough Therapy Designation and Fast Track Designation, or otherwise seek to accelerate clinical development and regulatory timelines.

The enrollment of patients further depends on many factors, including:
•the proximity of patients to clinical trial sites;
•the design of the clinical trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•our ability to obtain and maintain patient consents;
•reporting of the preliminary results of any of our clinical trials; and
•the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion.
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a clinical trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment and because most of our product candidates have not been tested in humans before, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in any future clinical trial. Additionally, because our clinical trials are in patients with relapsed/refractory cancer, the patients are typically in the late stages of their disease and may experience disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial and requiring additional patient enrollment.
If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented.
We have no experience as a company in conducting clinical trials.
We have no experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations, or CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. For our lead product candidate, BDTX-189, we entered in to a master services agreement with a CRO to lead our first-in-human open label Phase 1/2 clinical trial. There can be no assurance that we will be able to negotiate and enter into any additional master services agreement with other CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.
Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, potency, purity and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.
Before obtaining regulatory approvals for the commercial sale of our product candidates, including BDTX-189, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.
The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and therefore, the results of animal studies may not accurately predict human experience. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety, potency, purity and efficacy profile despite having progressed through preclinical studies and initial clinical trials. Likewise, early, smaller-scale clinical trials may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of potency or efficacy, insufficient durability of potency or efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence preclinical studies and clinical trials are never approved as products.
Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety, potency, purity and efficacy necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety, potency, purity and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety, potency, purity or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. As is the case with all oncology drugs, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
Further, our product candidates could cause undesirable side effects in clinical trials related to on-target toxicity. For example, other EGFR inhibitors have experienced dose limiting toxicities due to rash in patients and, although we have designed BDTX-189 to be “wild-type” sparing to limit the risk of similar toxicities, clinical results may differ and patients may also experience similar or different toxicities that limit the dose and/or efficacy of BDTX-189. If on-target toxicity is observed, or if our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.
We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
We submitted an IND for BDTX-189 in November 2019, which was allowed by the FDA on December 13, 2019, but we may not be able to file INDs for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.
As one of the central elements of our business strategy and approach, we seek to screen and identify subsets of patients with a genetic alteration who may derive meaningful benefit from our development product candidates. To achieve this, our product development program is dependent on the development and commercialization of a companion diagnostic by us or by third party collaborators. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. Each agency that approves a product candidate will independently need to approve the companion diagnostic before or concurrently with its approval of the product candidate, and before a product can be commercialized. The approval of a companion diagnostic as part of the product label will also limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect.
Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third- party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our related product candidates.
Since the number of patients that we plan to dose in our open-label Phase 1/2 clinical trial of BDTX-189 is small, the results from such clinical trial, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.
In our open-label Phase 1/2 clinical trial of BDTX-189, we are evaluating the safety profile of BDTX-189 and establish the recommended Phase 2 dose in patients with bladder cancer, endometrial cancer, breast cancer, gastric cancer, colon cancer and non-small cell lung cancer, or NSCLC, and other solid tumors. The Phase 1 portion of the trial is expected to enroll up to 84 patients with solid tumors that have alterations likely to be associated with anti-tumor activity based on preclinical studies as well as some patients with the targeted genetic mutations and is designed to establish the recommended dose for the Phase 2 portion of the trial. The Phase 1 portion may have to evaluate different dosing schedules if the pharmacokinetic or safety data suggest once daily dosing is suboptimal. This may delay initiation of the Phase 2 portion. The open-label Phase 2 portion of the trial is expected to enroll up to 100 patients with the targeted mutations to evaluate efficacy as determined by objective response rate, or ORR, a measure of tumor response and tumor duration response, or DOR. This portion may need to be expanded to provide additional safety and efficacy data to support an application for accelerated approval even if tumor response and duration is adequate. The preliminary results of clinical trials with smaller sample sizes, such as our ongoing open-label Phase 1/2 clinical trial of BDTX-189, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of BDTX-189, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial open-label Phase 1/2 clinical trial.
Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the drug candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw or limit their approval of such product candidates;

•regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
•we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates;
•regulatory authorities may require a REMS plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
•we may be subject to regulatory investigations and government enforcement actions;
•we may decide to remove such product candidates from the marketplace;
•we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and
•our reputation may suffer.
We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidates and could substantially increase the costs of commercializing our product candidates, if approved, and significantly impact our ability to successfully commercialize our product candidates and generate revenues.
Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to other regions, including the United States and Europe. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, service providers, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. It is also possible that global health concerns such as this one could disproportionately impact our target patient populations as well as the hospitals and clinical sites in which we conduct any of our clinical trials, which could lead to delays in completing enrollment of our clinical trials and could have a material adverse effect on our business and our results of operation and financial condition.
Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future clinical trial results. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials on the expected timelines, if at all. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.
All of our lead product candidates are in preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our pre-clinical studies and future clinical trials may not be successful.

We cannot be certain that our preclinical study and clinical trial results will be sufficient to support regulatory approval of our product candidates. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Failure or delay can occur at any time during the clinical trial process.
Additionally, some of the clinical trials we conduct may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our open-label Phase 1/2 clinical trial of BDTX-189 includes an open-label dosing design, the results from this clinical trial may not be predictive of future clinical trial results with this or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment with a placebo or active control.
We may experience delays in obtaining the FDA’s authorization to initiate clinical trials under future INDs, completing ongoing preclinical studies of our other product candidates, and initiating our planned preclinical studies and clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:
•the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
•the FDA or comparable foreign regulatory authorities disagreeing with our tumor-agnostic development strategy;
•delays in obtaining regulatory approval to commence a clinical trial;
•reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•obtaining IRB approval at each clinical trial site;
•recruiting an adequate number of suitable patients to participate in a clinical trial;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate;
•having subjects complete a clinical trial or return for post-treatment follow-up;
•clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;
•addressing subject safety concerns that arise during the course of a clinical trial;
•adding a sufficient number of clinical trial sites; or
•obtaining sufficient product supply of product candidate for use in preclinical studies or clinical trials from third-party suppliers.
We may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
•clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our research efforts for our other product candidates;
•clinical trials of our product candidates may not produce differentiated or clinically significant results across tumor types or indications;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of our clinical trials at a higher rate than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls or be unable to provide us with sufficient product supply to conduct and complete preclinical studies or clinical trials of our product candidates in a timely manner, or at all;
•we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics or a finding that the participants are being exposed to unacceptable health risks;
•the cost of clinical trials of our product candidates may be greater than we anticipate, for example, if we experiences delays or challenges in identifying patients with the mutations required for our clinical trials, we may have to reimburse sites for genetic sequencing costs in order to encourage sequencing of additional patients;
•the quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates may be insufficient or inadequate, and any transfer of manufacturing activities may require unforeseen manufacturing or formulation changes;
•regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
•future collaborators may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs.
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board, if any, for such clinical trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
If we experience delays in the completion, or termination, of any preclinical study or clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our preclinical studies or clinical trials may increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If one or more of our product candidates generally prove to be ineffective, unsafe or commercially unviable, our entire pipeline and MAP platform would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.
We may in the future conduct clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We may in the future choose to conduct one or more clinical trials outside the United States, including in Europe. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and expand our MAP platform to build a pipeline of product candidates with commercial value.
A key element of our strategy is to use and expand our MAP platform to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of various cancers. Although our research and development efforts to date have resulted in our discovery and preclinical development of BDTX-189, BDTX-189 may not be safe or effective as a cancer treatment, and we may not be able to develop any other product candidates. Our MAP platform is evolving and may not reach a state at which building a pipeline of product candidates is possible. For example, we may not be successful in identifying additional genetic mutations which are oncogenic and which can be “basketed” into a group that is large enough to present a sufficient commercial opportunity or that is druggable with one chemical compound. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our stock price.

We will rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates, if approved.
We do not currently own any facility that may be used as our clinical scale manufacturing facility and expect to rely on outside vendors to manufacture supplies of our product candidates. We will need to negotiate and maintain contractual arrangements with these outside vendors for the supply of our product candidates and we may not be able to do so on favorable terms. We have not yet caused any product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates.
The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or other foreign regulatory authorities following inspections that will be conducted after we submit an application to the FDA or other foreign regulatory authorities. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMPs and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Similarly, if any third-party manufacturers on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected.
Manufacturing our product candidates is complex and we may encounter difficulties in production. If we encounter such difficulties, our ability to provide supply of our product candidates for preclinical studies and clinical trials or for commercial purposes could be delayed or stopped.
The process of manufacturing of our product candidates is complex and highly regulated.
We rely on third parties for the manufacture of our product candidates. These third-party manufacturers may incorporate their own proprietary processes into our product candidate manufacturing processes. We have limited control and oversight of a third party’s proprietary process, and a third party may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our product candidates.
As our product candidates progress through preclinical studies and clinical trials towards approval and commercialization, it is expected that various aspects of the manufacturing process will be altered in an effort to optimize processes and results. Such changes may require amendments to be made to regulatory applications which may further delay the timeframes under which modified manufacturing processes can be used for any of our product candidates and additional bridging studies or trials may be required.
We do not have our own clinical-scale manufacturing facility and are currently reliant on a limited number of manufacturers for our product candidates. These third-party manufacturing providers may not be able to provide adequate resources or capacity to meet our needs.
The market opportunities for our product candidates may be relatively small as it will be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.
Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. We expect to initially seek approval of our product candidates in most instances at least as a second or third line therapy, for use in patients with relapsed or refractory metastatic cancer. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved as a second or third or subsequent line of therapy, would be approved for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
Our projections of both the number of people who have the cancers we are targeting, who may have their tumors genetically sequenced, as well as the subset of people with these cancers in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new therapies may change the estimated incidence or prevalence of the cancers that we are targeting. Consequently, even if our product candidates are approved for a second or third line of therapy, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected. In addition, we have not yet conducted market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each such tumor type.
We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.
We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.
If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue arrangements with third-party sales, marketing, and distribution collaborators regarding the sales and marketing of our products, if approved. However, there can be no assurance that we will be able to establish or maintain such arrangements on favorable terms or if at all, or if we are able to do so, that these third-party arrangements will provide effective sales forces or marketing and distribution capabilities. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.
There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.
A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.
We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:
•differing regulatory requirements in foreign countries, for example, no country other than the United States has a pathway for accelerated drug approval and so obtaining regulatory approvals outside of the United States will take longer and be more costly than obtaining approval in the United States;

•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war and terrorism.
These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future discovery and preclinical development programs and product candidates for specific indications may not yield any commercially viable products.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
The biotechnology and pharmaceutical industries utilize rapidly advancing technologies and are characterized by intense competition. While we believe that our scientific knowledge, platform technology and development expertise provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceuticals, specialty pharmaceuticals and biotechnology companies, academic institutions and government agencies, and public and private research institutes that conduct research, development, manufacturing and commercialization. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, regulatory approvals and product marketing than we do. Our competitors may compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.
Product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Specifically, we expect that BDTX-189 will compete against approved drugs, including neratinib, which is marketed by Puma Biotechnology, Inc., under the trade name Nerlynx, osimertinib, which is marketed by AstraZeneca plc under the trade name Tagrisso, and trastuzumab deruxtecan (DS-8201), which is marketed by Daiichi Sankyo Company Ltd. and AstraZeneca plc under the trade name Enhertu.

In the allosteric HER2 patient population we expect competition from drugs in late-stage clinical development, including ZW25 and ZW49, which are under development by Zymeworks Inc. and Beigene Co., Ltd. We also expect BDTX-189 will compete in the exon 20 insertion patient population against other drugs under development, including poziotinib, which is under development by Spectrum Pharmaceuticals, Inc., tarloxotinib, which is under development by Rain Therapeutics Inc., TAK-788, which is under development by Takeda Pharmaceutical Company Ltd, and JNJ-61186372, which is under development by Janssen Research & Development, LLC. In addition, there are other small molecule and precision oncology-focused companies with whom we may eventually compete, including Loxo Oncology, Inc. (recently acquired by Eli Lilly and Company), Blueprint Medicines Corporation, Deciphera Pharmaceuticals, Inc., Turning Point Therapeutics, Inc., and Mirati Therapeutics, Inc.
If our drug candidates, including BDTX-189, are approved for the indications for which we are currently planning clinical trials, they will likely compete with the competitor drugs mentioned above and with other drugs that are currently in development. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see “Business—Competition.”
Risks related to government regulation
We are very early in our development efforts. Most of our product candidates are still in preclinical development. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
We are very early in our development efforts, and most of our product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of our product candidates, including the development of our initial product candidate, BDTX-189. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development, approval and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. The success of our product candidates will depend on several factors, including the following:
•successful completion of preclinical studies;
•approval of INDs for our planned clinical trials or future clinical trials;
•FDA acceptance of our tumor-agnostic development strategy;
•successful enrollment in future clinical trials;
•positive results from future clinical trials that are supportive of safety and efficacy in the intended patient populations;
•successful development of companion diagnostics for use with certain of our product candidates;
•receipt of regulatory approvals from applicable regulatory authorities;
•establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
•launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

•acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other therapies;
•obtaining and maintaining third-party insurance coverage and adequate reimbursement;
•obtaining, enforcing and defending intellectual property rights and claims; and
•maintaining a continued acceptable safety profile of the product candidates following approval.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. Depending on results from our open-label Phase 1/2 clinical trial for BDTX-189, we expect, subject to discussions with FDA, to either expand the Phase 2 portion of the trial or initiate a second Phase 2 trial in order to seek accelerated approval from the FDA for the treatment of patients with advanced solid tumors that harbor one or more of the targeted genetic mutations detected by an NGS test requiring contemporaneous FDA clearance or approval, who have progressed or relapsed following prior treatment and who have no satisfactory treatment options. Whether the results from our open-label Phase 1/2 clinical trial and other trials will suffice to obtain accelerated approval will be a review issue and the FDA may not grant accelerated approval and may require that we conduct one or more controlled, randomized Phase 3 clinical trials to obtain approval. In addition, because there is limited experience of the FDA with the approval of tumor-agnostic cancer treatments and since we will need to show that there is no available therapy for each of the tumors tested in our open-label Phase 1/2 clinical trial, we may experience challenges in obtaining accelerated approval across all such tumor types. To date, we have had no interactions with regulatory authorities outside of the United States. We intend to engage with the EMA following the results of the Phase 2 portion of the planned trial regarding regulatory requirements for registration in the EU. There is limited experience of regulatory authorities outside of the United States with the approval of tumor-agnostic precision cancer medicines.
Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, NDA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, including our phase 1/2 clinical trial design for BDTX-189;
•the FDA or comparable foreign regulatory authorities may disagree with our tumor-agnostic development strategy;
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication or a related companion diagnostic is suitable to identify appropriate patient populations;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.
Our clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.
To obtain the requisite regulatory approvals to market and sell any of our product candidates, including BDTX-189 and any other future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe and effective in humans. Our product candidates may fail to demonstrate efficacy in humans, and particularly across tumor types. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, the EMA or other comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.
Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be delayed in obtaining marketing approval, if at all.

Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA, the EMA, or other comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA, the EMA or other comparable foreign regulatory authorities will view our product candidates as having sufficient efficacy to support a tumor-agnostic indication even if positive results are observed in clinical trials. To the extent that the results of the trials are not satisfactory to the FDA, the EMA or other comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Additionally, any safety or efficacy concerns observed in any tumor-specific subgroup of our clinical trials could limit the prospects for regulatory approval of our product candidates for a tumor-agnostic indication, which could have a material adverse effect on our business, financial condition and results of operations.
We may in the future seek orphan drug status for BDTX-189 and some of our other future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.
We may seek orphan drug designation for BDTX-189 and some or all of our other future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these products. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations. For example, the FDA has expressed concerns regarding the regulatory considerations for orphan drug designation as applied to tissue agnostic therapies, and the FDA may interpret the FD&C Act and regulations promulgated thereunder in a way that limits or blocks our ability to obtain orphan drug designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.
On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
A Breakthrough Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We may seek Breakthrough Therapy designation for BDTX-189 and some or all of our future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for BDTX-189 and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive breakthrough therapy designation.
 A Fast Track designation by the FDA, even if granted for BDTX-189 or any other future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.
If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for BDTX-189 and certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

Accelerated approval by the FDA, even if granted for BDTX-189 or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We plan to seek approval of BDTX-189, and may seek approval of future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.
If we are unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our drug candidates that are required or experience significant delays in doing so, we may not realize the full commercial potential of these drug candidates.
In connection with the clinical development of our drug candidates for certain indications, we intend to engage third parties to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our drug candidates. Such companion diagnostics would be used during our clinical trials as well as in connection with the FDA approval of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. The FDA regulates in vitro companion diagnostics as medical devices and, under that regulatory framework, will require the test to be analytically validated and used for patient selection in the clinical trial, which we expect will require separate regulatory clearance or approval prior to commercialization if not already approved.
We intend to rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic drug candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these therapeutic drug candidates, or experience delays in doing so, the development of these therapeutic drug candidates may be adversely affected, these therapeutic drug candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic candidates.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.
 Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with applicable cGMP, GLP and GCP requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
•manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;
•revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•imposition of a REMS, which may include distribution or use restrictions;
•requirements to conduct additional post-market clinical trials to assess the safety of the product;
•fines, warning letters or holds on clinical trials;

•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•product seizure or detention, or refusal to permit the import or export of our product candidates; and
•injunctions or the imposition of civil or criminal penalties.
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
The insurance coverage and reimbursement status of newly-approved products is uncertain. Our product candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices, or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.
The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.
Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.
There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates third-party payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In order to obtain reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.
Additionally, we may develop companion diagnostic tests for use with our product candidates. We, or our collaborators, may be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. Even if we obtain regulatory approval or clearance for such companion diagnostics, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates. Medicare reimbursement methodologies, whether under Part A, Part B, or clinical laboratory fee schedule may be amended from time to time, and we cannot predict what effect any change to these methodologies would have on any product candidate or companion diagnostic for which we receive approval. Our inability to promptly obtain coverage and adequate reimbursement from both third-party payors for the companion diagnostic tests that we develop and for which we obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations and prospects.
Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Since its enactment, there have been judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example. various portions of the ACA are currently undergoing constitutional challenges in the Fifth Circuit Court and the United States Supreme Court, and the Trump Administration has issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended, and we cannot predict what affect further changes to the ACA would have on our business.
Members of the U.S. Congress and the Trump administration have expressed an intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the Affordable Care Act. While Congress has not passed repeal legislation to date, the Tax Cuts and Jobs Act of 2017, or TCJA, repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.
Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. The Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay to third-party payors more than $12 billion in ACA risk corridor payments that they argued were owed to them. On December 10, 2019, the U.S. Supreme Court heard arguments in Moda Health Plan, Inc. v. United States, which will determine whether the government must make risk corridor payments. The U.S. Supreme Court’s decision will be released in the coming months, but we cannot predict how the U.S. Supreme Court will rule. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
Moreover, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. However, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future. The Bipartisan Budget Act of 2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, or ATRA, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low- income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020.
Further, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
Additionally, in December 2019, the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. FDA also issued a Draft Guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and Draft Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the Affordable Care Act. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for our product candidates, if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our products;
•our ability to obtain coverage and reimbursement approval for a product;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.
Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.
Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The laws that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
•federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•the federal Physician Payment Sunshine Act, created under the Affordable Care Act and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant criminal, civil and administrative sanctions including monetary penalties, damages, fines, disgorgement, individual imprisonment, and exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and we may be required to curtail or restructure our operations, any of which could adversely affect our ability to operate our business and our results of operations.
Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.
The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU Member States, such as the U.K. Bribery Act 2010, or the Bribery Act. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed.
Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States.
These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States.
Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
Data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.
In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

In addition, California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.
Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.
Risks related to our intellectual property
We do not currently own or in-license any issued patents relating to our product candidates or technology, including BDTX-189. If we are unable to obtain and maintain patent and other intellectual property protection for BDTX-189, our MAP platform and our other product candidates and technology, or any other product candidates or technology we may develop, or if the scope of intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize BDTX-189 or any other product candidates or technology may be adversely affected.
Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our product candidates, including BDTX-189, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business, as well as successfully defending these patents against third-party challenges. If we do not adequately protect our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.
We intend to rely upon a combination of patent applications, confidentiality agreements, trade secret protection and license agreements to protect the intellectual property related to our product candidates and technologies. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. We, or any future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to establish our patent position.
To protect our proprietary position, we plan to file patent applications in the United States and abroad relating to our product candidates and MAP platform that are important to our business; we may in the future also license or purchase patents or patent applications owned by others. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure or maintain patent protection with respect to BDTX-189, our MAP platform or any other proprietary products and technology we develop, our business, financial condition, results of operations, and prospects would be materially harmed.
We do not currently own or in-license any issued patents relating to BDTX-189, including its composition of matter, and we do not currently own or in-license any issued patents relating to any of our other product candidates or technology. We own one Patent Cooperation Treaty, or PCT, patent application that covers the composition of matter for BDTX-189, as well as methods of using and making BDTX-189. This PCT application may never result in an issued patent. This pending PCT patent application is not eligible to become an issued patent until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in such PCT patent application. While we intend to timely file a national stage patent application relating to our PCT patent application, we cannot predict whether any of our future patent applications for BDTX-189 or any of our other product candidates will result in the issuance of patents that effectively protect BDTX-189 or our other product candidates. If we do not successfully obtain patent protection, or, even if we do obtain patent protection, if the scope of the patent protection we or our potential licensors obtain with respect to BDTX-189 or our other product candidates and technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection with respect to BDTX-189 and our other product candidates would have a material adverse effect on our business, financial condition, results of operations and prospects.
The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any patents we may own or in-license in the future will have, or that any of our patent applications that mature into issued patents will include, claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. In addition, to the extent that we license intellectual property in the future, we cannot assure you that those licenses will remain in force. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan, and the term of any patents we may own or in-license in the future may be inadequate to protect our competitive position of our product candidates or technology for an adequate amount of time. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Even if they are unchallenged, our patent applications, if issued, and any patents we may own or in-license in the future, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent any patents we may own or in-license in the future by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to one or more of our product candidates but that uses a formulation and/or a device that falls outside the scope of any patent protection we may have in the future. If the patent protection provided by our patent applications or any patents we may pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business. Although we currently own our patent applications, similar risks would apply to any patents or patent applications that we may own or in-license in the future.
Patent positions of life sciences companies can be uncertain and involve complex factual and legal questions. Changes in either the patent laws or their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, maintain and enforce our intellectual property rights; and, more generally, may affect the value of our intellectual property, including the narrowing of the scope of our patent applications or any patents we may own or in-license in the future.
The patent prosecution process is complex, expensive, time-consuming and inconsistent across jurisdictions. Patent license negotiations also can be complex and protracted, with uncertain results. We may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent rights at a commercially reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is possible that we will fail to identify important patentable aspects of our research and development efforts in time to obtain appropriate or any patent protection. While we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development efforts, including for example, our employees, corporate collaborators, external academic scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose results before a patent application is filed, thereby endangering our ability to seek patent protection. In addition, publications of discoveries in the scientific and scholarly literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Consequently, we cannot be certain that we were the first to file for patent protection on the inventions claimed in our patent applications.
It is possible that defects of form in the preparation or filing of our patent applications, or any patents we may own or in-license in the future, may exist or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our partners, collaborators, licensees or licensors fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our partners, collaborators, licensees or licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patent applications or patents we may own or in-license in the future, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
Additionally, we cannot be certain that the claims in our patent applications covering composition of matter of our product candidates or technology will be considered patentable by the USPTO, or by patent offices in foreign countries, or that the claims in any issued patents we may own or in-license in the future will be considered patentable by courts in the United States or foreign countries.

Method of use patents protect the use of a product for the specified method. These types of patents do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may induce or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.
The patent position of pharmaceutical and biotechnology companies generally is highly uncertain and involves complex legal and factual questions for which many legal principles remain unresolved. In recent years, patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of any rights we may have from our patent applications are highly uncertain. Our patent applications may not result in patents being issued in the United States or in other jurisdictions which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Moreover, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art, including our own previously filed patent applications and scientific publications, allow our inventions to be patentable over the prior art. Even if our patent applications issue as patents, third parties could challenge the validity of such patents based on such scientific publications and we could potentially lose valuable patent rights. Further, the scope of the invention claimed in a patent application can be significantly reduced before the patent is issued, and this scope can be reinterpreted after issuance. Even where patent applications we currently own or that we may license in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with a competitive advantage. Any patents that eventually issue may be challenged, narrowed or invalidated by third parties. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by valid and enforceable patent rights. Our competitors or other third parties may be able to evade any rights we may have from our patent applications by developing new compounds or alternative technologies or products in a non-infringing manner.
The issuance or grant of a patent is not irrefutable as to its inventorship, scope, validity or enforceability, and any patents we may own or in-license in the future may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in the patent claims of any patents we may own or in-license being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may in the future, become subject to a third-party pre-issuance submission of prior art or opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging any rights we may have from our patent applications or the patent rights of others in the U.S. Patent and Trademark Office, or USPTO, or other foreign patent office, or in declaratory judgment actions or counterclaims. An unfavorable determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, any rights we may have from our patent applications, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or extinguish our ability to manufacture or commercialize products without infringing third-party patent rights.
In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
Moreover, some of our intellectual property, including any patents we may own or in-license in the future, may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such intellectual property, including patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we or our future licensors may need the cooperation of any such co-owners of our owned and in-licensed intellectual property, including patents and patent applications, in order to enforce such intellectual property against third parties, and such cooperation may not be provided to us or our future licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below. If we or our future licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.
If we fail to comply with our obligations in any future agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our future licensors, we could lose license rights that are important to our business.
In the future, we may be party to license or collaboration agreements with third parties to advance our research or allow commercialization of product candidates. Such future agreements may impose numerous obligations, such as development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations on us and may require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our best efforts, our future licensors might conclude that we have materially breached our future license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technologies covered by these license agreements.
Any termination of these licenses, or if the underlying patents fail to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our product candidates, and competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
Disputes may also arise between us and our future licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe, misappropriate or otherwise violate intellectual property rights of the licensor that is not subject to the licensing agreement;
•our right to sublicense patent and other rights to third parties under collaborative development relationships;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;
•the priority of invention of any patented technology; and
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners.
In addition, the agreements under which we may license intellectual property or technology from third parties in the future are likely to be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we may license in the future prevent or impair our ability to maintain future licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to the protection afforded by patents we may own or in-license in the future, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes, including our MAP platform that involve proprietary know-how, information, or technology that is not covered by patents. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect and we have limited control over the protection of trade secrets used by our collaborators and suppliers. We cannot be certain that we have or will obtain these agreements in all circumstances and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information.
Moreover, any of these parties might breach the agreements and intentionally or inadvertently disclose our trade secret information and we may not be able to obtain adequate remedies for such breaches. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights and trade secrets to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, financial condition, results of operations and future prospects.
Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. For example, significant elements of our MAP platform, including aspects of oncogenicity computational algorithms, in vivo experiments to validate mechanisms and pharmacology, drug design, and related processes, are based on unpatented trade secrets that are not publicly disclosed. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us.
Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. Although we require all of our employees to assign their inventions to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Third-party claims of intellectual property infringement, misappropriation or other violations may be costly and time consuming and may prevent or delay our product discovery and development efforts.
The intellectual property landscape around precision medicine is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our current and future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including derivation, interference, reexamination, inter partes review, and post grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We or any of our future licensors or strategic partners may be party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that our current or future product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. We cannot assure you that our product candidates and other technologies that we have developed, are developing or may develop in the future do not or will not infringe, misappropriate or otherwise violate existing or future patents or other intellectual property rights owned by third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.
If a third party claims that we infringe, misappropriate or otherwise violate its intellectual property rights, we may face a number of issues, including, but not limited to:
•infringement, misappropriation and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business and may impact our reputation;
•substantial damages for infringement, misappropriation or other violations, which we may have to pay if a court decides that the product candidate or technology at issue infringes, misappropriates or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
•a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, including BDTX-189, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;
•if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products, or the license to us may be non-exclusive, which would permit third parties to use the same intellectual property to compete with us;
•redesigning our product candidates or processes so they do not infringe, misappropriate or violate third party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time; and
•there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.
Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.
We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.
Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over our patent applications or patents we may own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms or at all, or may only be available on a non-exclusive basis. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates or other technologies, could be found to be infringed by our product candidates or other technologies. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be nonexclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patent applications or any patents we may own or in-license in the future is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement, misappropriation or other violation against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.
We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.
Presently we own one PCT patent application related to BDTX-189. Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.
Our product candidates may also require specific formulations to work effectively and efficiently and these rights may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be nonexclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. Moreover, the molecules that will be used with our product candidates may be covered by the intellectual property rights of others.
Additionally, we sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program and allowing third parties to compete with us. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.
The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business, results of operations, financial condition and prospects could suffer.

We may be involved in lawsuits to protect or enforce our intellectual property rights, including any patents we may own or in-license in the future, which could be expensive, time-consuming and unsuccessful.
Competitors may infringe any patents we may own or in-license in the future. In addition, any patents we may own or in-license also may become involved in inventorship, priority, validity or unenforceability disputes. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, in an infringement proceeding, a court may decide that one or more of any patents we may own or in-license in the future is not valid or is unenforceable or that the other party’s use of our technology that may be patented falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). There is also the risk that, even if the validity of these patents is upheld, the court may refuse to stop the other party from using the technology at issue on the grounds that any patents we may own or in-license in the future do not cover the technology in question or that such third party’s activities do not infringe our patent applications or any patents we may own or in-license in the future. An adverse result in any litigation or defense proceedings could put one or more of any patents we may own or in-license in the future at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.
Post-grant proceedings provoked by third parties or brought by the USPTO may be necessary to determine the validity or priority of inventions with respect to our patent applications or any patents we may own or in-license in the future. These proceedings are expensive and an unfavorable outcome could result in a loss our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. In addition to potential USPTO review proceedings, we may become a party to patent opposition proceedings in the European Patent Office, or EPO, or similar proceedings in other foreign patent offices, where either our foreign patents are challenged. The costs of these opposition or similar proceedings could be substantial, and may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result at the USPTO, EPO or other patent office may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business.
Litigation or post-grant proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.
We may not be able to detect infringement against any patents we may own or in-license in the future. Even if we detect infringement by a third party of any patents we may own or in-license in the future, we may choose not to pursue litigation against or settlement with the third party. If we later sue such third party for patent infringement, the third party may have certain legal defenses available to it, which otherwise would not be available except for the delay between when the infringement was first detected and when the suit was brought. Such legal defenses may make it impossible for us to enforce any patents we may own or in-license against such third party.
Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other government fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in some cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market with similar or identical products or platforms, which could have a material adverse effect on our business prospects and financial condition.
Any issued patents we may own or in-license in the future covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the USPTO.
If we or our future licensors or strategic partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, lack of written description, lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our patent applications or any patents we may own or in-license in the future in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, any rights we may have from our patent applications or any patents we may own or in-license in the future, allow third parties to commercialize our product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or priority of invention or other features of patentability with respect to our patent applications and any patents we may own or in-license. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates and other technologies. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our future licensing partners and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.
Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If we are unsuccessful in any such proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our patent application claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.
Changes to patent law in the United States and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we might obtain in the future. For example, in the case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. Any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition. Changes in the laws and regulations governing patents in other jurisdictions could similarly have an adverse effect on our ability to obtain and effectively enforce any rights we may have in our patent applications or any patents we may own or in-license in the future.
Recent or future patent reform legislation could also increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents we may own or in-license in the future. The United States has enacted and implemented wide-ranging patent reform legislation. On September 16, 2011, the Leahy-Smith America Invents Act, or America Invents Act, was signed into law, which includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, establish a new post-grant review system and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or other technologies or (ii) invent any of the inventions claimed in our patent applications or any patents we may own or in-license. These changes also allow third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Accordingly, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents we may own or in-license in the future, all of which could have a material adverse effect on our business and financial condition.
We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.
We may not be able to pursue generic coverage of our product candidates or MAP platform outside of the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our product candidates and in jurisdictions where we do not have any issued patents our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. Our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of any patents we may own or in-license in the future or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any rights we may have in our patent applications or any patents we may own or in-license in the future in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put any patents we may own or in-license in the future at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents we may own or license in the future that are relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.
We may be subject to claims challenging the inventorship or ownership of any intellectual property, including any patents we may own or in-license in the future.
We may be subject to claims that former employees, collaborators or other third parties have an interest in any patents we may own or in-license in the future, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates or other technologies. We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances, where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. If we are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time consuming. Litigation may be necessary to defend against these and other claims challenging inventorship of any patents we may own or in-license in the future, trade secrets or other intellectual property. If we were unsuccessful, in addition to paying monetary damages, we could lose valuable rights in intellectual property that we regard as our own, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates and other technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
We are party to a services agreement with Ridgeline Therapeutics GmbH, or the Ridgeline Services Agreement, pursuant to which Ridgeline provides certain drug discovery and development services. Pursuant to the Ridgeline Services Agreement, we own all rights in and to all patent, copyright and other intellectual property rights generated by Ridgeline in the course of performing the specified services. If it is unclear whether certain intellectual property generated by Ridgeline is our property, we may be subject to conflicting claims of ownership.
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information or alleged trade secrets of third parties or competitors or are in breach of non-competition or non-solicitation agreements with our competitors.
We have received confidential and proprietary information from third parties. In addition, as is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors, in some cases until recently. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information or trade secrets of these third parties or our employees’ former employers or our consultants’ or contractors’ current or former clients or customers. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation or arbitration may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims and possible aftermath could result in substantial cost and be a distraction to our management and employees. Any litigation or the threat thereof may adversely affect our ability to hire employees. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, results of operations and financial condition. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.
If we do not obtain patent term extension and data exclusivity for any of our current or future product candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration and specifics of any FDA marketing approval of any of our current or future product candidates we may develop, one or more U.S. patents we may own or in-license in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following expiration of any patents that issue from our patent applications, and our business, financial condition, results of operations, and prospects could be materially harmed.
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our marks of interest and our business may be adversely affected.
Our trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing on other marks. We intend to rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive Office Actions from the USPTO objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to obtain a registered trademark or establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.
Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.
The degree of future protection afforded by our intellectual property rights, whether owned or in-licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:
•patent applications that we own or may in-license in the future may not lead to issued patents;
•patents, should they issue, that we may own or in-license in the future, may not provide us with any competitive advantages, may be narrowed in scope, or may be challenged and held invalid or unenforceable;
•others may be able to develop and/or practice technology, including compounds that are similar to the chemical compositions of our product candidates, that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents we may own or in-license in the future, should any patents issue;
•third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
•we, or our future licensors or collaborators, might not have been the first to make the inventions covered by a patent application that we own or may in-license in the future;
•we, or our future licensors or collaborators, might not have been the first to file patent applications covering a particular invention;
•others may independently develop similar or alternative technologies without infringing, misappropriating or otherwise violating our intellectual property rights;
•our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not be able to obtain and/or maintain necessary licenses on reasonable terms or at all;
•third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;
•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how;
•we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
•we may not develop or in-license additional proprietary technologies that are patentable; and
•the patents of others may have an adverse effect on our business.
Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.
Risks related to our reliance on third parties
We plan to rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
We plan to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract manufacturing organizations, or CMOs, and strategic partners to conduct and support our preclinical studies and clinical trials under agreements with us. For example, we contract with Ridgeline for services related to our drug discovery and preclinical work, but we are continuing to build our internal chemistry, manufacturing and controls, biology and preclinical development capabilities to assume activities conducted by Ridgeline on our behalf. We are transitioning from our current service model to a more limited consulting arrangement with Ridgeline. As part of this transition, we may incur additional costs or experience delays in engaging directly with other third-party CROs and CMOs.
We expect to have to negotiate budgets and contracts with CROs, trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing, clinical and non-clinical product candidates. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.
Switching or adding third parties to conduct our preclinical studies and clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.
We may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.
We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.
In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety, potency, purity and efficacy and obtain marketing approval.
Further, collaborations involving our product candidates are subject to numerous risks, which may include the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization of our product candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
•a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
•collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
•collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.
As a result, if we enter into additional collaboration agreements and strategic partnerships or license our product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.
We currently rely and expect to rely in the future on the use of manufacturing suites in third-party facilities or third parties to manufacture our product candidates. Our business could be harmed if we are unable to use third-party manufacturing suites or if the third party manufacturers fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.
We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture our product candidates. We have not yet caused our product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates.
Our anticipated reliance on a limited number of third-party manufacturers exposes us to a number of risks, including the following:
•we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must inspect any manufacturers for current cGMP compliance as part of our marketing application;
•a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates;
•our third-party manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
•our future contract manufacturers may not perform as agreed, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products, if any;
•manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards and we have no control over third-party manufacturers’ compliance with these regulations and standards;
•we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
•our third-party manufacturers could breach or terminate their agreements with us;

•raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;
•our contract manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters; and
•our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.
Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA could place significant restrictions on our company until deficiencies are remedied.
Our manufacturing process needs to comply with FDA regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.
In order to commercially produce our products either at our own facility or at a third party’s facility, we will need to comply with the FDA’s cGMP regulations and guidelines. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our precision medicines as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our precision medicines for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.
If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.
Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Risks related to managing growth and employee matters
We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and President, our newly-hired Chief Financial Officer and Chief Scientific Officer, our Executive Vice President of Discovery and Translational Sciences and our Senior Vice President, Clinical Development. Our Senior Vice President, Clinical Development, Karsten Witt, M.D., is not our employee and provides services under a consulting agreement. We are transitioning from our current service model with Ridgeline to a more limited consulting arrangement. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.
We conduct our operations at our facilities in Cambridge, MA, New York, NY, Stony Brook, NY, and Toronto, Canada. The Massachusetts region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.
To encourage valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.
We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
As of February 29, 2020, we had 32 full-time employees and contracted for the services of four full-time equivalent employees through our agreement with Ridgeline. We intend to hire new employees to assume activities and responsibilities from Ridgeline personnel and conduct our research and development activities in the future. Any delay in hiring such new employees or disruption in the transition of activities and responsibilities from Ridgeline personnel could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

•improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical trial management and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.
If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, or we are not able to effectively build out new facilities to accommodate this expansion, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.
Our internal computer systems, or those used by our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of the development programs of our product candidates.
Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, and telecommunication and electrical failures. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies and clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations, and those of our CROs, CMOs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.
The use of precision medicines as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. Various factors will influence whether our product candidates are accepted in the market, including:
•the clinical indications for which our product candidates are licensed;
•physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
•the potential and perceived advantages of our product candidates over alternative treatments;
•our ability to demonstrate the advantages of our product candidates over other cancer medicines;
•the prevalence and severity of any side effects;
•the prevalence and severity of any side effects for other precision medicines and public perception of other precision medicines;
•product labeling or product insert requirements of the FDA or other regulatory authorities;
•limitations or warnings contained in the labeling approved by the FDA;
•the timing of market introduction of our product candidates as well as competitive products;
•the cost of treatment in relation to alternative treatments;
•the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
•the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;
•relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•the effectiveness of our sales and marketing efforts.
If our product candidates are licensed but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue.
In addition, although our product candidates differ in certain ways from other precision medicine approaches, serious adverse events or deaths in other clinical trials involving precision medicines, even if not ultimately attributable to our product or product candidates, could result in increased government regulation, unfavorable public perception and publicity, potential regulatory delays in the testing or licensing of our product candidates, stricter labeling requirements for those product candidates that are licensed, and a decrease in demand for any such product candidates.
Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
We face an inherent risk of product liability as a result of the planned clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for our product candidates or products that we may develop;
•injury to our reputation;
•withdrawal of clinical trial participants;
•initiation of investigations by regulators;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•exhaustion of any available insurance and our capital resources;
•the inability to commercialize any product candidate; and
•a decline in our share price.
Failure to obtain or retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Although we have clinical trial insurance, our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.
Changes in tax law could adversely affect our business and financial condition.
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, and may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards of $39,596 and U.S. federal research and development tax credit carryforwards of

$1,014, each of which will begin to expire at various dates through 2039 and which could be limited if we experience an “ownership change.”
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.
Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.
Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.
We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our MAP platform and product discovery efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.
In addition, the computer systems of various third parties on which we rely, including our CROs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.
Risks related to ownership of our common stock
The price of our stock is volatile, and you could lose all or part of your investment.
Similar to the trading prices of the common stock of other biopharmaceutical companies, the trading price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:
•the results of our ongoing, planned or any future preclinical studies, clinical trials or clinical development programs;
•the commencement, enrollment, or results of clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•adverse results or delays in preclinical studies and clinical trials;
•our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•any delay in our regulatory filings or any adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•adverse developments concerning our manufacturers or our manufacturing plans;
•our inability to obtain adequate product supply for any licensed product or inability to do so at acceptable prices;
•our inability to establish collaborations if needed;
•our failure to commercialize our product candidates;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of our product candidates;
•introduction of new products or services offered by us or our competitors;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•our ability to effectively manage our growth;
•the size and growth of our initial cancer target markets;
•our ability to successfully treat additional types of cancers or at different stages;
•actual or anticipated variations in quarterly operating results;
•our cash position;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•changes in the market valuations of similar companies;
•overall performance of the equity markets;
•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock;
•changes in accounting practices;
•ineffectiveness of our internal controls;
•disputes or other developments relating to intellectual property or proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including intellectual property or stockholder litigation;
•general political and economic conditions; and
•other events or factors, many of which are beyond our control.
In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, financial condition, results of operation and future prospects.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
We have broad discretion in the use of our existing cash, cash equivalents and marketable securities andmay not use them effectively.
Our management will have broad discretion in the application of our existing cash, cash equivalents and marketable securities. Because of the number and variability of factors that will determine our use of the net proceeds from our IPO, their ultimate use may vary substantially from their currently intended use. Our management might not apply our net proceeds in ways that ultimately increase or maintain the value of your investment.
We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our stock.
We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, we may enter into agreements that prohibit us from paying cash dividends without prior written consent from our contracting parties, or which other terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock, which may never occur.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

Our executive officers, directors, and 5% stockholders beneficially owned approximately 55.84% of our outstanding voting stock as of February 3, 2020. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to not “opt out” of this exemption from complying with new or revised accounting standards and, therefore, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the Securities and Exchange Commission, or SEC, annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lockup and other legal restrictions on resale discussed in this Annual Report lapse, the trading price of our common stock could decline. As of February 3, 2020, over 50.12% of our common stock was held by members of our Board and shareholders affiliated with our Board of Directors and if any of them were to sell a portion of their holdings of our common stock, our stock price could be negatively affected.
In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2020 Plan and our 2020 Employee Stock Purchase Plan, each of which became effective upon the effectiveness of the registration statement of which this Annual Report forms a part, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These antitakeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
Our bylaws designate a certain court as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. In addition, our amended and restated bylaws will provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clause in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
In preparation of our financial statements to meet the requirements of our initial public offering, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2017 and remained unremediated as of December 31, 2019. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
The material weaknesses we identified are related to the design and maintenance of an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately and we did not design and maintain controls to ensure adequate segregation of duties within our financial reporting function including the preparation and review of journal entries.
The material weaknesses contributed to the restatement of our previously issued 2017 annual financial statements. Specifically, the material weaknesses resulted in errors in our accounting for and reporting of derivative liabilities, loss on extinguishment of convertible promissory notes and expense classification.
We are in the process of building a finance organization and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses, including hiring additional finance and accounting personnel and the establishment of controls to account for and disclose complex transactions. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable Nasdaq Global Select Market listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.
If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
Adequate internal control over financial reporting are necessary for us to provide reliable financial reports and, together with effective disclosure controls and procedures, are designed to prevent or detect material misstatements due to fraud or error. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing conducted by us in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our service to new and existing customers.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease a facility containing approximately 2,357 square feet of office space for our principal office, which is located in 139 Main Street, Cambridge, MA. The lease expires on April 30, 2022, subject to an option to extend the lease for three additional years.
We also lease approximately 1,500 square feet of laboratory space and 500 square feet of office space at 25 Health Sciences Drive, Stony Brook, NY 11790 and the lease for this location expires on December 31, 2020. In addition, we also have a license to use the private and shared laboratory and office facilities at 180 Varick Street, New York, NY 10014. The license expires on February 11, 2021, however, the Company may terminate the lease upon a 30-day notice.
For our Canadian subsidiary, we have a non-exclusive license to occupy a portion of a building located at 661 University Avenue, Toronto, Ontario M5G 1M1 for the purposes of conducting laboratory research, business planning and related activities. The license expires on April 5, 2020. We believe that our current facilities are sufficient to meet our current and near term needs.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Certain Information Regarding the Trading of Our Common Stock
Our common stock trades under the symbol “BDTX” on the NASDAQ Global Select Market and has been publicly traded since January 30, 2020. Prior to this time, there was no public market for our common stock.
Holders of Our Common Stock
As of February 29, 2020, there were approximately 72 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
Dividends
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our board of directors.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
On March 13, 2017, we effected a 2.45818-for-1 stock split (the “Stock Split”) of our issued and outstanding and authorized common stock. On January 21, 2020, we effected a 1-for-3.01581 reverse stock split (the “Reverse Stock Split”) of our common stock in connection with our IPO. All per share amounts and number of shares of common stock below reflect the Stock Split and Reverse Stock Split. In the three years preceding the filing of this Form 10-K, we have issued the following securities that were not registered under the Securities Act:
(a) Founder Capital Stock
In September 2016 and February 2017 we issued an aggregate of 1,657,922 shares of our common stock to our founders.
No underwriters were involved in the foregoing sales of securities. The sales of securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by an issuer not involving a public offering. All of the purchasers in these transactions represented to us in connection with their purchase that they were acquiring the securities for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. Such purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

(b) Issuances of Capital Stock
In March 2017 we issued and sold an aggregate of 331,585 shares of our common stock at a purchase price of $0.30 per share, for an aggregate purchase price of $100,000 to Versant Venture Capital VI, L.P.
In March 2017, with subsequent offerings in December 2017, August 2018 and November 2018, investors purchased an aggregate of 20,000,000 shares of our Series A preferred stock at $1.00 per share. In connection with the issuance of our Series A preferred stock, all of our outstanding convertible promissory notes issued in 2014, 2015 and 2016 were automatically converted into 2,501,503 shares of our Series A preferred stock.
In December 2018, with subsequent offerings in July 2019 and August 2019, investors purchased an aggregate of 22,917,726 shares of Series B preferred stock at $3.806 per share.
In November 2019, investors purchased an aggregate of 19,420,124 shares of Series C preferred stock at $4.3769 per share.
No underwriters were involved in the foregoing sales of securities. The sales of securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by an issuer not involving a public offering. All of the purchasers in these transactions represented to us in connection with their purchase that they were acquiring the securities for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. Such purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.
(c) Grants and Exercises of Stock Options and Restricted Stock
We have granted stock options to purchase an aggregate of 2,378,474 shares of our common stock, with exercise prices ranging from $0.30 to $10.86 per share, to employees, directors and consultants pursuant to the 2017 Employee, Director and Consultant Equity Incentive Plan, as amended (the 2017 Plan). Through the date of filing, no shares of common stock have been issued upon the exercise of stock options pursuant to the 2017 Plan. Between December 2017 through the filing, we granted an aggregate of 247,165 shares of restricted stock under the 2017 Plan.
The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. The shares of common stock issued upon the exercise of options are deemed to be restricted securities for purposes of the Securities Act.
(d) Issuances of Warrants and Non-Plan Stock Options
In September 2016 we granted a warrant to purchase an aggregate of 32,442 shares of our Series A preferred stock, with an exercise price of $1.00 per share, to consultants, which grants were not made pursuant to a benefits plan.
No underwriters were involved in the foregoing sales of securities. The sales of securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by an issuer not involving a public offering. All of the purchasers in these transactions represented to us in connection with their purchase that they were acquiring the securities for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. Such purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Use of Proceeds from Initial Public Offering
On February 3, 2020, we completed the IPO of our common stock pursuant to which we issued and sold 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, at a public offering price of $19.00 per share.
The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-235789), which was declared effective by the SEC on January 29, 2020. J.P. Morgan Securities LLC, Jefferies LLC, Cowen and Company, LLC and Canaccord Genuity LLC acted as joint book-running managers of the offering and as representatives of the underwriters.
We received aggregate gross proceeds from our IPO of $231.3 million, or aggregate net proceeds of $212.4 million after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.
There has been no material change in our planned use of the net proceeds from the IPO as described in our Prospectus dated January 30, 2020.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our registered equity securities during the period covered by this Annual Report.
Item 6. Selected Financial Data
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Part II, Item 6. “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report. You should carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Overview
We are a precision oncology medicine company pioneering the discovery and development of small molecule, tumor-agnostic therapies. We target undrugged oncogenic driver mutations in patients with genetically-defined cancers. The foundation of our company is built upon a deep understanding of cancer genetics, protein structure and function, and medicinal chemistry. Our proprietary technology platform, which we refer to as our Mutation-Allostery-Pharmacology, or MAP, platform, is designed to allow us to analyze population-level genetic sequencing data to discover oncogenic mutations that promote cancer across tumor types. Our goal is to identify families of mutations that can be inhibited with a single small molecule therapy in a tumor-agnostic manner. We have designed our lead product candidate, BDTX-189, to potently and selectively inhibit a family of oncogenic proteins defined by mutations which occur outside the adenosine triphosphate, or ATP site, and which we refer to as non-canonical mutations. Non-canonical mutations occur across a range of tumor types that affect both the epidermal growth factor receptor, or EGFR, and the tyrosine-protein kinase ErbB-2, or HER2. We have designed BDTX-189 to bind to the active site of these mutant kinases and inhibit their function. BDTX-189 is also designed to spare normal, or wild type, EGFR, which we believe will improve upon the toxicity profiles of current ErbB kinase inhibitors. We submitted our IND for BDTX-189 in November 2019, which was allowed by the U.S. Food and Drug Administration, or FDA, on December 13, 2019. We have since begun enrollment and dosing of patients in the Phase 1 portion of our MasterKey-01 trial to pursue a tumor-agnostic development strategy. We are also leveraging our MAP platform to identify other families of non-canonical mutations in validated oncogenes beyond ErbB, which has the potential to expand the reach of targeted therapies.
Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet successfully completed any pivotal clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Through December 31, 2019, we had received net proceeds of $200.6 million from sales of our preferred stock and net cash proceeds of $1.8 million from borrowings under convertible promissory notes.
We have incurred significant operating losses since inception. Our net losses were $35.3 million and $8.9 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $51.0 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•continue preclinical studies and initiate or advance clinical trials for BDTX-189, our glioblastoma program and other product candidates;
•advance the development of our product candidate pipeline;
•continue to develop and expand our proprietary MAP platform to identify additional product candidates;
•obtain, maintain, expand and protect our intellectual property portfolio;
•seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•hire additional clinical, scientific and commercial personnel;
•acquire or in-license additional product candidates;
•expand our infrastructure and facilities to accommodate our growing employee base; and
•add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our transition to operating as a public company.
Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.
As of December 31, 2019, we had cash and cash equivalents of $154.7 million. We believe that the net proceeds from our IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
Components of our results of operations
Revenue
To date, we have not generated any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales. However, there can be no assurance as to when we will generate such revenue, if at all.
Operating expenses
Research and development expenses (inclusive of amounts with a related party)
Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of our product candidates. We expense research and development costs as incurred, which include:
•expenses incurred under our services agreement with Ridgeline Therapeutics GmbH, or Ridgeline;
•expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval;
•expenses incurred under agreements with contract research organizations, or CROs, that are primarily engaged in the oversight and conduct of our drug discovery efforts and preclinical studies, clinical trials and contract manufacturing organizations, or CMOs, that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs;
•other costs related to acquiring and manufacturing materials in connection with our drug discovery efforts and preclinical studies and clinical trial materials, including manufacturing validation batches, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
•payments made in cash or equity securities under third-party licensing, acquisition and option agreements;
•employee-related expenses, including salaries and benefits, travel and stock-based compensation expense for employees engaged in research and development functions;
•costs related to compliance with regulatory requirements; and
•allocated facilities-related costs, depreciation and other expenses, which include rent and utilities.

We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Any nonrefundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.
We do not track our research and development expenses on a program-by-program basis. Our direct external research and development expenses consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses also include fees incurred under license, acquisition and option agreements. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research and discovery as well as for managing our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and, therefore, we do not track their costs by program.
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we commence our planned clinical trials for BDTX-189, as well as conduct other preclinical and clinical development, including submitting regulatory filings for our other product candidates. Historically, many of our research and development activities have been conducted pursuant to our services agreement with Ridgeline, a related party, and we are transitioning many of these activities internally as we increase our internal capacity. While the service fee we have historically paid under our Ridgeline Services Agreement will be reduced significantly as a result of that transition, we expect that we will incur increased personnel and overhead costs associated with moving those functions in-house, which we expect will offset that reduction in Ridgeline services fees. In addition, we expect our discovery research efforts and our related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.
At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of the following:
•the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;
•establishing an appropriate safety and efficacy profile with IND enabling studies;
•successful patient enrollment in and the initiation and completion of clinical trials;
•the timing, receipt and terms of any marketing approvals from applicable regulatory authorities including the FDA and non-U.S. regulators;
•the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers in order to ensure that we or our third-party manufacturers are able to make product successfully;
•development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
•obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•significant and changing government regulation;
•launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
•maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.
Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.
General and administrative expenses (inclusive of amounts with a related party)
General and administrative expenses consist primarily of salaries and benefits, travel and stock-based compensation expense for personnel in executive, business development, finance, human resources, legal, information technology, pre-commercial and support personnel functions. General and administrative expenses also include direct and allocated facility-related costs as well as insurance costs and professional fees for legal, patent, consulting, investor and public relations, accounting and audit services.
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates and prepare for potential commercialization activities. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.
Other income (expense)
Interest income
Interest income consists of income earned on our cash balance. Our interest income has not been significant due to low balances and low interest earned on those balances.

Change in fair value of derivative liabilities
Our issuance of Series A and Series B preferred stock provided investors the right to participate in subsequent offerings of Series A and Series B preferred stock, respectively, in the event specified developmental and regulatory milestones were achieved (see Note 6 to our consolidated financial statements). We classified the tranche rights as derivative liabilities on our consolidated balance sheets. We remeasured the derivative liabilities associated with tranche rights to fair value at each reporting date, and recognized changes in the fair value of the derivative liabilities in the consolidated statements of operations.
Upon the closing of our IPO on February 3, 2020, the preferred stock warrants became exercisable for common stock instead of preferred stock, and the fair value of the warrant liability at that time was reclassified to additional paid-in capital. As a result, we will no longer remeasure the fair value of the warrant liability at each reporting date.
Other income (expense)
Other income (expense) consists primarily of realized and unrealized foreign currency transaction gains and losses.
Results of operations
Comparison of the years ended December 31, 2019 and 2018
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development (inclusive of $9,966 and $2,403 respectively, with a related party)	$21,753	$6,950	$14,803
General and administrative (inclusive of $445 and $325, respectively, with a related party)	7,579	1,954	5,625
Total operating expenses	29,332	8,904	20,428
Loss from operations	(29,332)	(8,904)	(20,428)
Other income (expense):
Interest income	461	4	457
Change in fair value of derivative liabilities	(6,393)	(15)	(6,378)
Other income (expense)	6	(16)	22
Total other income (expense), net	(5,926)	(27)	(5,899)
Net loss attributable to common stockholders	$(35,258)	$(8,931)	$(26,327)
Research and development (inclusive of amounts with a related party)
Research and development expenses were $21.8 million for the year ended December 31, 2019, compared to $7.0 million for the year ended December 31, 2018. The increase of $14.8 million was primarily due to an increase in headcount and external fees related to the continued development of our MAP platform and our product candidates, including BDTX-189. We do not currently track expenses on a program-by-program basis.

General and administrative (inclusive of amounts with a related party)
General and administrative expenses were $7.6 million for the year ended December 31, 2019, compared to $2.0 million for the year ended December 31, 2018. The increase of $5.6 million was primarily a result of higher personnel-related costs due to additional headcount and higher legal and other professional fees.
Interest income
Interest income was $0.5 million for the year ended December 31, 2019, compared to less than $0.1 million for the year ended December 31, 2018.
Change in fair value of derivative liabilities
The change in the fair value of derivative liabilities was $6.4 million for the year ended December 31, 2019, compared to less than $0.1 million for the year ended December 31, 2018. The increase was due to the remeasurement of derivative liabilities related to the tranche right on our Series B preferred stock primarily due to an increase in the probability of a liquidity event during the year ended December 31, 2019.
Other income (expense)
Other income (expense) was less than $0.1 million for the years ended December 31, 2019 and 2018.
Liquidity and capital resources
Sources of liquidity
Since our inception, we have not generated any revenue from any product sales or any other sources, and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of preferred stock and borrowings under convertible promissory notes. On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. The Company received $212.4 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Through December 31, 2019, we had received net cash proceeds of $200.6 million from sales of our preferred stock and net cash proceeds of $1.8 million from borrowings under convertible promissory notes and as of December 31, 2019, we had cash and cash equivalents of $154.7 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year ended December 31,
	2019	2018
Cash used in operating activities	$(24,674)	$(8,454)
Cash used in investing activities	(21)	(76)
Cash provided by financing activities	127,756	52,312
Net increase (decrease) in cash and cash equivalents	$103,061	$43,782

Operating activities
During the year ended December 31, 2019, we used cash in operating activities of $24.7 million, primarily resulting from our net loss of $35.3 million, partially offset by the non-cash charge related to the change in fair value of derivative liabilities of $6.4 million, an increase in prepaid expenses and other current assets primarily due to payments for research services and a decrease in amounts due to related parties due to payments made to Ridgeline.
During the year ended December 31, 2018, we used cash in operating activities of $8.5 million, primarily resulting from our net loss of $8.9 million, partially offset by an increase in accrued expenses.
Changes in accounts payable and accrued expenses in all periods were generally due to growth in our business, the advancement of our product candidates, and the timing of vendor invoicing and payments.
Investing activities
During the year ended December 31, 2019, we used cash in investing activities of less than $0.1 million, consisting solely of purchases of equipment.
During the year ended December 31, 2018, we used cash in investing activities of $0.1 million, consisting solely of purchases of equipment.
Financing activities
During the year ended December 31, 2019, we had cash provided by financing activities of $127.8 million, consisting primarily of proceeds from the issuance of convertible preferred stock.
During the year ended December 31, 2018, we had cash provided by financing activities of $52.3 million, consisting primarily of proceeds from the issuance of convertible preferred stock.
Funding requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. The timing and amount of our operating expenditures will depend largely on our ability to:
•advance BDTX-189 through the clinic;
•advance preclinical development of our early-stage programs, including in GBM;
•manufacture, or have manufactured on our behalf, our preclinical and clinical drug material and develop processes for late state and commercial manufacturing;
•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own;
•hire additional clinical, quality control and scientific personnel;
•expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company; and
•obtain, maintain, expand and protect our intellectual property portfolio.

As of December 31, 2019, we had cash and cash equivalents of $154.7 million. We believe that our existing cash and cash equivalents, including net proceeds from our IPO, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for BDTX-189 or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs, timing and ability to manufacture our product candidates to supply our clinical and preclinical development efforts and our clinical trials;
•the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•the costs of manufacturing commercial-grade product and necessary inventory to support commercial launch;
•the ability to receive additional non-dilutive funding;
•the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, expanding and enforcing our intellectual property rights and defending intellectual property-related claims;
•our ability to establish and maintain collaborations on favorable terms, if at all; and
•the extent to which we acquire or in-license other product candidates and technologies.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in fixed payment obligations.
If we raise additional funds through collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Off-balance sheet arrangements
We did not have during the periods presented, and we do not have, any off-balance sheet arrangements, as defined under applicable SEC rules.
Critical accounting policies and significant judgments and use of estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
Accrued research and development expenses (including amounts due to related party)
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:
•vendors, including research laboratories, in connection with preclinical development activities;
•CROs and investigative sites in connection with preclinical studies and clinical trials; and
•CMOs in connection with drug substance and drug product formulation of preclinical studies and clinical trial materials.
We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-based compensation
We measure stock options and other stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We have only issued stock options and restricted share awards with service-based vesting conditions and record the expense for these awards using the straight-line method. We would apply the graded-vesting method to all stock-based awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.
The Company accounts for stock-based awards granted to employees and non-employees at fair value, which is measured using the Black-Scholes option-pricing model. The measurement date for employee awards is generally the date of grant. Prior to the adoption of Accounting Standards Update (“ASU”) No. 2018-07, Compensation — Stock Compensation (Topic 718)("ASU 2018-07"), which simplifies the accounting for non-employee share based payment transactions and is discussed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, the fair value measurement date for non-employee awards was the date the performance of services was completed. Stock-based compensation costs are recognized as expenses over the requisite service period, which is generally the vesting period, on a straight-line basis for all time-vested awards.
We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.
Valuation of derivative liabilities
Tranche rights
Our issuance of Series A and Series B preferred stock (see Note 6 to our consolidated financial statements) provided investors the right to participate in subsequent offerings of Series A and Series B preferred stock, respectively, in the event specified developmental and regulatory milestones were or are achieved. We classify the tranche rights as derivative liabilities on our consolidated balance sheets as we determined that the tranche rights met the definition of a freestanding financial instrument since they are legally detachable. We also determined that such instruments represent forward sale contracts on redeemable shares and, accordingly, the instrument should be accounted for as a liability separate from the convertible preferred stock. We remeasure the derivative liabilities associated with tranche rights to fair value at each reporting date, and recognize changes in the fair value of the derivative liabilities in our consolidated statements of operations.
The fair value of the derivative liabilities was determined using a back solve approach based on the price paid for the underlying preferred stock and the derivative liability. The derivative liabilities were valued as forward contracts which considered inputs including, but not limited to, the probability of attaining milestones, market-based assumptions for expected term and the risk free rate. Changes to these assumptions could have a significant impact on the fair value of the derivative liabilities.
Recently issued accounting pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report.
Internal control over financial reporting
In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2017 and remain unremediated as of December 31, 2019. See Item 9A of this Annual Report.

Emerging growth company and smaller reporting company status
The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to not “opt out” of this provision and, as a result, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.
We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Consolidated Financial Statements and Supplementary Data
BLACK DIAMOND THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Black Diamond Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Black Diamond Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts
March 24, 2020
We have served as the Company’s auditor since 2019.

Black Diamond Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$154,666	$51,660
Prepaid expenses and other current assets	1,048	24
Total current assets	155,714	51,684
Equipment, net	164	134
Restricted cash	55	—
Deferred offering costs	2,303	—
Other non-current assets	59	8
Total assets	$158,295	$51,826
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,964	$416
Amounts due to related party	—	1,707
Accrued expenses and other current liabilities	2,899	452
Total current liabilities	4,863	2,575
Derivative liabilities	16	4,023
Total liabilities	4,879	6,598
Commitments and contingencies (Note 11)	—	—
Convertible preferred stock (series A, B and C); $0.0001 par value; 64,871,795 shares authorized at December 31, 2019 and 44,867,089 shares authorized at December 31, 2018; 64,839,353 shares issued and outstanding at December 31, 2019 and 33,668,075 shares issued and outstanding at December 31, 2018; aggregate liquidation preference of $194,727 at December 31, 2019 and $65,002 at December 31, 2018	200,573	60,770
Stockholders' equity (deficit):
Common stock; $0.0001 par value; 80,000,000 shares authorized at December 31, 2019 and 57,803,522 shares authorized at December 31, 2018; 2,236,672 shares issued and outstanding at December 31, 2019 and 2,173,684 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	3,812	169
Accumulated deficit	(50,970)	(15,712)
Total stockholders' equity (deficit)	(47,157)	(15,542)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$158,295	$51,826

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Operating expenses:
Research and development (inclusive of $9,966 and $2,403, respectively, with a related party)	$21,753	$6,950
General and administrative (inclusive of $445 and $325, respectively, with a related party)	7,579	1,954
Total operating expenses	29,332	8,904
Loss from operations	(29,332)	(8,904)
Other income (expense):
Interest income	461	4
Change in fair value of derivative liabilities	(6,393)	(15)
Other income (expense)	6	(16)
Total other income (expense), net	(5,926)	(27)
Net loss attributable to common stockholders	$(35,258)	$(8,931)
Net loss per share attributable to common stockholders, basic and diluted	$(16.99)	$(4.42)
Weighted average common shares outstanding, basic and diluted	2,075,753	2,018,623

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(35,258)	$(8,931)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,643	64
Change in fair value of derivative liabilities	6,393	15
Depreciation expense	47	44
Loss on disposal of property and equipment	38	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(1,024)	12
Other non-current assets	(51)	(3)
Accounts payable	1,454	264
Amounts due to related party	(1,707)	(213)
Accrued expenses and other current liabilities	1,791	294
Net cash used in operating activities	(24,674)	(8,454)

Cash flows from investing activities:
Purchases of equipment	(21)	(76)
Net cash used in investing activities	(21)	(76)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	129,499	52,312
Payment of deferred offering costs	(1,743)	—
Net cash provided by financing activities	127,756	52,312
Net increase (decrease) in cash and cash equivalents	103,061	43,782
Cash, cash equivalents and restricted cash, beginning of year	51,660	7,878
Cash, cash equivalents and restricted cash, end of year	$154,721	$51,660

Cash and cash equivalents, end of year	$154,666	$51,660
Restricted cash, end of year	55	—
Cash, cash equivalents and restricted cash, end of year	$154,721	$51,660

Supplemental disclosure of non-cash investing and financing activities:
Issuance of series B convertible preferred stock tranche right	$—	$4,000
Deferred offering and stock issuance costs included in accounts payable and accrued expenses and other current liabilities	$656	$—
Purchases of equipment included in accounts payable and accrued expenses	$94	$—
Exercise of series B convertible preferred stock tranche right	$6,393	$—
The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Par Value
BALANCE - December 31, 2017	12,501,503	$12,458	2,081,187	$1	$105	$(6,781)	$(6,675)
Grant of restricted common stock awards	—	—	92,497	—	—	—	—
Issuance of series A convertible preferred stock, net	10,000,000	9,899	—	—	—	—	—
Issuance of series B convertible preferred stock, net	11,166,572	38,413	—	—	—	—	—
Stock-based compensation	—	—	—	—	64	—	64
Net loss	—	—	—	—	—	(8,931)	(8,931)
BALANCE - December 31, 2018	33,668,075	60,770	2,173,684	1	169	(15,712)	(15,542)
Grant of restricted common stock awards	—	—	62,988	—	—	—	—
Issuance of series B convertible preferred stock, net	11,751,154	55,066	—	—	—	—	—
Issuance of series C convertible preferred stock, net	19,420,124	84,737	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,643	—	3,643
Net loss	—	—	—	—	—	(35,258)	(35,258)
BALANCE - December 31, 2019	64,839,353	$200,573	2,236,672	$1	$3,812	$(50,970)	$(47,157)

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Black Diamond Therapeutics, Inc. (the “Company”) is a precision oncology medicine company pioneering the discovery and development of small molecule, tumor-agnostic therapies. The Company was originally organized as a limited liability company in December 2014 under the name ASET Therapeutics LLC. In September 2016 the Company was converted to a corporation under the laws of the State of Delaware under the name ASET Therapeutics, Inc. The Company changed its name to Black Diamond Therapeutics, Inc. in January 2018. Since its inception, the Company has devoted substantially all of its efforts to raising capital, obtaining financing, and incurring research and development costs related to the development of its mutation, allostery, and pharmacology computational and discovery platform.
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any products, if approved, will be commercially viable. The Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnological companies. In addition, the Company is dependent upon the services of its employees, consultants and service providers including a related party Ridgeline Therapeutics GmbH (“Ridgeline”). Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
On January 21, 2020, the Company effected a 1-for-3.01581 reverse stock split of the Company’s common stock. All shares, stock options, warrants and per share information presented in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock.
On February 3, 2020, the Company completed an initial public offering (the “IPO”) of 12,174,263 shares of its common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231,311 and its shares started trading on The Nasdaq Global Select Market under the ticker symbol “BDTX.” The Company received $212,429 in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 21,499,770 shares of common stock.
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. From its inception through December 31, 2019, the Company has funded its operations primarily with proceeds from the sale of convertible preferred and common stock and borrowings under convertible promissory notes. The Company has incurred recurring losses since its inception, including net losses of $35,258 and $8,931 for the years ended December 31, 2019 and 2018, respectively. In addition, as of December 31, 2019 and 2018, the Company had an accumulated deficit of $50,970 and $15,712, respectively. The Company expects to continue to generate operating losses for the foreseeable future.
As of March 24, 2020, the issuance date of the consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital requirements into 2023.

The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiaries, Black Diamond Therapeutics (Canada), Inc. and Black Diamond Therapeutics Security Corporation, after elimination of all significant intercompany accounts and transactions.
Use of estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of common stock, the valuation of stock-based awards and the valuation of derivative liabilities. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
Subsequent events
The Company considers events or transactions that occur after the balance sheet date but before the final financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.
Foreign currency and currency translation
The functional currency for the Company’s wholly owned foreign subsidiary, Black Diamond Therapeutics (Canada), Inc. is the United States dollar. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the consolidated statements of operations, as incurred.
Cash and cash equivalents
The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At December 31, 2019, cash and cash equivalents includes cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities. At December 31, 2018, cash consisted of cash on deposit at commercial banks.

Restricted cash
In connection with its operating lease commitments, the Company maintains certain balances for security deposits that are classified as restricted cash on the consolidated balance sheets. As of December 31, 2019, the Company had $55 of restricted cash, which has been classified as a non-current asset on the consolidated balance sheet. At December 31, 2018 the Company had no restricted cash.
Concentrations of credit risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash. The Company generally maintains balances in various operating accounts at financial institutions in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
Equipment
Equipment is recorded at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated useful life
Laboratory equipment	5 years
Furniture and fixtures	5 years
Computer and office equipment	3 years

When assets are retired or otherwise disposed of, the cost of assets disposed of and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations in the period of disposal. Expenditures for repairs and maintenance are charged to expense as incurred.
Impairment of long - lived assets
Long-lived assets consist of equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the periods presented.
Deferred offering costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process preferred stock or common stock financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of convertible preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. The Company had no deferred offering costs as of December 31, 2018. As of December 31, 2019, the Company recorded deferred offering costs of $2,303.

Fair value measurements
Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1 — Unadjusted quoted prices in active markets that are accessible to the reporting entity at the measurement date for identical assets and liabilities.
•Level 2 — Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:
•quoted prices for similar assets and liabilities in active markets
•quoted prices for identical or similar assets or liabilities in markets that are not active
•observable inputs other than quoted prices that are used in the valuation of the asset or liabilities (e.g., interest rate and yield curve quotes at commonly quoted intervals)
•inputs that are derived principally from or corroborated by observable market data by correlation or other means
•Level 3 — Unobservable inputs for the assets or liability (i.e., supported by little or no market activity). Level 3 inputs include management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).
The carrying values of the Company’s prepaid expenses and other current assets, and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
Derivative liabilities
In connection with certain preferred stock financings, the Company has identified certain embedded and freestanding derivatives, which are recorded as liabilities on the consolidated balance sheets and are remeasured to fair value at each reporting date until the derivative is settled. Changes in the fair value of the derivative liabilities are recognized in the consolidated statements of operations.
Classification of convertible preferred stock
The Company’s convertible preferred stock is classified outside of stockholders’ deficit because the holders of such shares have liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of the Company.
Segment information
The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is the development of selective medicines for patients with genetically defined cancers driven by oncogenes activated by allosteric mutations.

Research and development costs
Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, stock-based compensation expense, allocated facility-related and depreciation expenses, third-party license fees and external costs of outside vendors engaged to conduct preclinical development activities. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.
Research contract costs and accruals
The Company has entered into various research and development-related contracts with companies both inside and outside of the United States. The related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ materially from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.
Patent costs
All patent-related costs incurred in connection with filing and prosecuting patent applications to operations are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.
Stock-based compensation
The Company measures all stock-based awards granted to employees and directors based on the fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. Generally, the Company issues awards with only service-based vesting conditions and records the expense for these awards using the straight-line method.
The Company accounts for stock-based awards granted to employees and non-employees at fair value, which is measured using the Black-Scholes option-pricing model. The measurement date for employee awards is generally the date of grant. Prior to the adoption of Accounting Standards Update (“ASU”) No. 2018-07, Compensation — Stock Compensation (Topic 718)("ASU 2018-07"), which simplifies the accounting for non-employee share based payment transactions and is discussed below under "Recently Adopted Accounting Pronouncements," the fair value measurement date for non-employee awards was the date the performance of services was completed. Stock-based compensation costs are recognized as expenses over the requisite service period, which is generally the vesting period, on a straight-line basis for all time-vested awards.
Upon adoption of ASU 2018-07 on October 1, 2019, the measurement date for non-employee awards is the date of grant. The compensation expense for non-employees is recognized, without changes in the fair value of the award, over the requisite service period, which is the vesting period of the respective award. The impact on the Company’s consolidated financial statements was immaterial.
The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of the Company’s common stock on that same date. The fair value of each option grant is estimated on the date of grant using the single option award approach, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends (see Note 8). The Company historically has been a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.
Income taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.
The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. To date, the Company has not taken any uncertain tax positions or recorded any reserves, interest or penalties.
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2019 and 2018, there was no difference between net loss and comprehensive loss in the accompanying consolidated financial statements.
Net income (loss) per share
The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated, and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For purpose of this calculation, outstanding options, unvested restricted common stock and convertible preferred stock are considered potential dilutive common stock and are excluded from the computation of net income (loss) per share as their effect is anti-dilutive.
The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to be outstanding if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2019 and 2018.
Recently adopted accounting pronouncements
In July 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-07, Codification Updates to SEC Sections (“ASU 2019-07”), which clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. The Company prospectively adopted this update upon issuance, and it did not have a material impact on its financial position and results of operations.
In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for non-employee share-based payment transactions by making the guidance consistent with the accounting for employee share-based compensation. The Company adopted this ASU on October 1, 2019 and applied the standard prospectively in accordance with the guidance. The impact on the Company's consolidated financial statements was immaterial.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2017-09 as of the required effective date of January 1, 2018. The adoption of ASU 2017-09 will have an impact on the modification of share-based awards, if any, after the date of adoption.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This guidance addresses diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The adoption of ASU 2016-15 is required to be applied retrospectively. The Company adopted ASU 2017-09 as of January 1, 2019, and the adoption did not have a material impact on the Company’s consolidated statement of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross share compensation expense with actual forfeitures recognized as they occur, and classification on the statement of cash flows. Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively. The Company adopted ASU 2016-09 effective as of January 1, 2018 and elected prospectively to account for forfeitures as they occur rather than apply an estimated forfeiture rate to share-based compensation expense. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for annual periods beginning after December 15, 2018. The FASB subsequently issued amendments to ASU 2014-09 that have the same effective date and transition date. The Company adopted ASU 2014-09 as of January 1, 2019 and the adoption did not have an impact on the Company’s consolidated financial statements as the Company does not currently have any revenue-generating arrangements.
Recently issued accounting pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company is currently assessing the impact of this standard on our financial condition and results of operations.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. The new standard will be effective beginning January 1, 2020. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's financial position or results of operations upon adoption.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I (“ASU 2017-11”). Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2019. This standard is effective for the Company on January 1, 2020. The Company is currently assessing the impact of this standard on our financial condition and results of operations.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases on their balance sheet date. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. In July 2018, an amendment was made that allows companies the option of using the effective date of the new standard as the initial application date (at the beginning of the period in which the new standard is adopted, rather than at the beginning of the earliest comparative period). This update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize the associated lease assets and lease liabilities on its balance sheet. Additionally, in March 2019, the FASB issued ASU 2019-01 (“ASU No. 2019-01”). ASU No. 2019-01 clarifies the transition guidance related to interim disclosures provided in the year of adoption. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease did not significantly change from previous U.S. GAAP. The modified retrospective method includes several optional practical expedients that entities may elect to apply, as well as transition guidance specific to nonstandard leasing transactions.
The Company has completed its assessment of the impact ASU 2016-02 will have on its financial position, results of operations, and related footnotes. The Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company made an accounting policy election to keep leases with an initial term of 12 months or less off of its balance sheet. The Company’s assessment included identifying the Company’s lease population, assessing significant leases under the new guidance and identifying changes to processes and controls. The adoption of the new standard will result in the recognition of right-of-use assets and lease liabilities of approximately $476 and $480, respectively, on the Company’s consolidated balance sheet. The adoption of the new standard will not have a material impact on the Company’s consolidated statement of operations or its liquidity.

3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$24,157	$—	$—	$24,157
Total	$24,157	$—	$—	$24,157
Liabilities:
Derivative liabilities	$—	$—	$16	$16
Total	$—	$—	$16	$16

	Fair value measurements at December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$4,023	$4,023
Total	$—	$—	$4,023	$4,023

The Company did not hold any cash equivalents as of December 31, 2018. Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. During the years ended December 31, 2018 and 2019, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of derivative liabilities
The fair value of the derivative liabilities related to the the series B tranche right and warrants to purchase series A convertible preferred stock (see Note 6) is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.
Tranche rights
The Company’s issuance of series A and series B convertible preferred stock (see Note 6) provided investors the right to participate in subsequent offerings of series A and series B convertible preferred stock, respectively, in the event specified developmental and regulatory milestones were achieved. The Company classifies the tranche rights as derivative liabilities on its consolidated balance sheet as it was determined that the tranche rights met the definition of a freestanding financial instrument since they are legally detachable. It was also determined that such instruments represent forward sale contracts on redeemable shares and, accordingly, the instruments should be accounted for as a liability separate from the convertible preferred stock. The Company remeasured the derivative liabilities associated with tranche rights to fair value at each reporting date, and recognized changes in the fair value of the derivative liabilities in the consolidated statements of operations.
The fair value of the derivative liabilities was determined using a back solve approach based on the price paid for the underlying series A and B convertible preferred stock and the derivative liability. The derivative liabilities were valued as forward contracts which considered inputs including, but not limited to, the probability of attaining milestones, market-based assumptions for expected term and the risk free rate.

Series B tranche right
The fair value of the tranche right related to the Company’s series B convertible preferred stock (see Note 6) upon issuance in December 2018 was $4,000. The change in fair value between the issuance date of December 21, 2018 and December 31, 2018 was not material. In August 2019, the Company executed a waiver of the developmental milestone whereby the tranche right was executed and an additional 11,294,902 series B preferred shares were issued, resulting in the extinguishment of the related derivative liability. The change in the fair value of the tranche right between December 2018 and the date of extinguishment was $6,393.
Warrants to purchase series A convertible preferred stock
In March 2017, the Company issued warrants to purchase 32,442 shares of series A convertible preferred stock. The Company accounts for the warrants to purchase series A convertible preferred stock as a liability as these warrants are freestanding financial instruments that may require the Company to transfer assets upon exercise. Such liability is not material to the consolidated financial statements, and is included in derivative liabilities.
The following table presents the key inputs of the tranche rights derivative liabilities, which were extinguished in August 2019:

	December 31,
	2019	2018
Risk-free interest rate	0.0%	2.6%
Expected term (in years)	0.0	2.0
Expected volatility	0.0%	65.0%
Expected dividend yield	0.0%	0.0%

Derivative liabilities
Balance - December 31, 2017	$8
Issuance of series B preferred stock tranche right	4,000
Change in fair value	15
Balance - December 31, 2018	4,023
Change in fair value	6,393
Exercise of series B preferred stock tranche right	(10,400)
Balance - December 31, 2019	$16
4. PROPERTY AND EQUIPMENT
Equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$218	$220
Furniture and fixtures	—	—
Computer and office equipment	58	14
Equipment	276	234
Less: accumulated depreciation	(112)	(100)
Total Equipment, net	$164	$134

Depreciation expense for the years ended December 31, 2019 and 2018 was $47 and $44, respectively.

5. ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Contracted research services	$434	$—
Payroll and related expenses	1,182	357
Professional and consulting fees	984	95
Legal fees	299	—
Total accrued expenses	$2,899	$452

6. CONVERTIBLE PREFERRED STOCK
As of December 31, 2019, the Company’s Certificate of Incorporation, as amended and restated (the “Amended Certificate of Incorporation”), designated 64,871,795 authorized shares to be issued as convertible preferred stock with a par value of $0.0001 per share, of which 22,533,945 shares have been further designated as series A convertible preferred stock (the “series A preferred stock”), 22,917,726 shares have been further designated as series B convertible preferred stock (the “series B preferred stock”) and 19,420,124 shares have been further designated as series C convertible preferred stock (the “series C preferred stock”). The holders of preferred stock have liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of the Company. Therefore, the series A, series B, and series C preferred stock (collectively, the “preferred stock”) are classified outside of stockholders’ deficit.
Series A preferred stock financing
In March 2017, the Company issued and sold 5,000,000 shares of series A preferred stock at a price of $1.00 per share for proceeds of $4,924, net of issuance costs of $76. The sale of series A preferred shares met the definition of a qualified equity financing, which triggered the automatic conversion of the Company’s outstanding notes payable plus unpaid interest into 2,501,503 series A preferred shares.
The series A preferred stock financing included a provision for the issuance of an additional 5,000,000 series A preferred shares at a price of $1.00 in exchange for gross proceeds of $5,000 in the event the Company achieved certain developmental milestones. The Company classified this tranche right as a derivative liability on its consolidated balance sheet on the date of issuance, and the fair value of the tranche right on the date of issuance of $500 was recorded as both a derivative liability and as a reduction to the carrying value of the series A preferred stock. In December 2017, the Company executed a waiver of the developmental milestones whereby the tranche right was executed and an additional 5,000,000 series A preferred shares were issued.
In August 2018, the Company issued and sold an additional 5,000,000 series A preferred shares at a price of $1.00 per share for proceeds of $4,899, net of issuance costs of $101. The issuance of series A preferred shares included a provision for the issuance of an additional 5,000,000 series A preferred shares at a price of $1.00 in exchange for gross proceeds of $5,000, provided the purchase occurred before December 15, 2018. In November 2018, the additional series A preferred shares were issued.
Series B preferred stock financing
In December 2018, the Company issued 11,166,572 series B preferred shares at a price of $3.81 for proceeds of $42,414, net of issuance costs of $86.

The series B preferred stock financing included a provision for the issuance of an additional 11,166,572 series B preferred shares at a price of $3.81 in exchange for gross proceeds of $42,500 in the event the Company achieved a regulatory milestone. The Company classified this tranche right as a derivative liability on its consolidated balance sheet on the date of issuance, and the fair value of the tranche right on the date of issuance of $4,000 was recorded as both a derivative liability and as a reduction to the carrying value of the series B preferred shares.
In July 2019, the Company issued and sold an additional 456,252 shares of its series B preferred stock at a price of $3.81 per share for gross proceeds of $1,736 and increased the series B tranche right provision for the issuance of an additional 128,330 series B preferred shares at a price of $3.81. In August 2019, the Company waived the clinical milestone requirement and exercised the tranche right for the second tranche of its series B preferred stock and issued an additional 11,294,902 shares of its series B preferred stock.
Series C preferred stock financing
In November 2019, the Company issued 19,420,124 series C preferred shares at a price of $4.38 for proceeds of $84,737, net of issuance costs of $263.
As of each balance sheet date, the preferred stock consisted of the following:

	December 31, 2019
	Shares authorized	Shares issued and outstanding	Carrying value	Liquidation preference	Common stock issuable upon conversion
Series A preferred stock	22,533,945	22,501,503	$22,357	$22,502	7,461,168
Series B preferred stock	22,917,726	22,917,726	93,479	87,225	7,599,178
Series C preferred stock	19,420,124	19,420,124	84,737	85,000	6,439,424
	64,871,795	64,839,353	$200,573	$194,727	21,499,770

	December 31, 2018
	Shares authorized	Shares issued and outstanding	Carrying value	Liquidation preference	Common stock issuable upon conversion
Series A convertible preferred stock	22,533,945	22,501,503	$22,357	$22,502	7,461,168
Series B convertible preferred stock	22,333,144	11,166,572	38,413	42,500	3,702,677
	44,867,089	33,668,075	$60,770	$65,002	11,163,845

The holders of the preferred stock have the following rights and preferences:
Voting
The holders of preferred stock are entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each holder of outstanding shares of preferred stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of preferred stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Amended Certificate of Incorporation, holders of preferred stock vote together with the holders of common stock as a single class.

The holders of record of the shares of series B preferred stock, exclusively and as a separate class, are entitled to elect two directors of the Company (the “series B directors”); the holders of record of the shares of series A preferred stock, exclusively and as a separate class, are entitled to elect two directors of the Company (the “series A directors” and together with the series B directors, the “preferred directors”).
Conversion
Each share of preferred stock shall be convertible, at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of common stock as is determined by dividing the original issue price by the conversion price (as defined below) in effect at the time of conversion.
The series A original issue price and series A conversion price were equal to $1.00 ($3.02 post stock split) as of December 31, 2018 and 2019. The series B original issue price and series B conversion price were equal to $3.81 ($11.48 post stock split) as of December 31, 2018 and 2019. The series C original issue price and series C conversion price were equal to $4.38 ($13.20 post stock split) as of December 31, 2019. Such series A, series B and series C original issue prices and series A, series B and series C conversion prices, the rate at which each series of preferred stock may be converted into common stock, are subject to adjustment from time to time to reflect future stock dividends, splits, combinations, recapitalizations and similar events. The series A, series B and series C conversion prices are also subject to adjustments based on weighted-average anti-dilution provisions set forth in the Amended Certificate of Incorporation in the event that additional securities are issued at a purchase price less than the series A conversion price and/or the series B conversion and/or series C conversion price then in effect. As of December 31, 2018 and 2019, each share of series A preferred stock was convertible into one share of common stock. As of December 31, 2018 and 2019, each share of series B preferred stock was convertible into one share of common stock. As of December 31, 2019, each share of series C preferred stock was convertible into one share of common stock.
Upon either (a) the closing of the sale of shares of common stock to the public at a price per share of at least $4.50, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $75,000 of gross proceeds to the Company, a qualified IPO, or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the requisite preferred holders, then (i) all outstanding shares of preferred stock shall automatically be converted into shares of common stock, at the then effective conversion rate and (ii) such stock may not be reissued by the Company.
Dividends
The holders of the preferred stock are entitled to receive noncumulative dividends when and if declared by Company’s board of directors. The Company may not declare, pay or set aside any dividends on any other class or series of stock of the Company, other than dividends on common stock payable in common stock, unless the holders of the preferred stock first receive, or simultaneously receive, a dividend on each outstanding preferred stock equal to (a) in the case of a dividend on any class of common stock or any class or series that is convertible into common stock, that dividend per preferred stock as would equal the product of (i) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock and (ii) the number of common stock issuable upon conversion of a stock the applicable series of preferred stock, or (b) in the case of a dividend on any class or series that is not convertible into common stock, at a rate per preferred stock determined by (i) dividing the amount of the dividend payable on each share of such class or series of stock by the original issue price of such class or series (subject to appropriate adjustment in the event of any bonus stock, stock dividend, stock split, combination of or other similar recapitalization with respect to such class or series) and (ii) multiplying such fraction by an amount equal to the applicable series A, series B or series C original issue price. No cash dividends were declared or paid during the years ended December 31, 2018 or 2019.

Liquidation preference
In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of series C preferred stock, series B preferred stock and series A preferred stock then outstanding, on a pro rata, as converted and pari passu basis, shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, an amount per share equal to the applicable original issue price for such class or series of preferred stock, plus any dividends declared but unpaid thereon.
If upon any such liquidation, dissolution or winding up of the Company or deemed liquidation event, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of shares of preferred stock the full amount to which they shall be entitled, the holders of shares of series C, series B and series A preferred stock shall stock ratably, on a pari passu basis, in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the stock held by them upon such distribution if all amounts payable on or with respect to such stock were paid in full.
Unless a majority of the holders of the then outstanding preferred stock, on an as-if-converted to common stock basis, elect otherwise, a deemed liquidation event shall include a merger or consolidation (other than one in which stockholders of the Company own a majority by voting power of the outstanding shares of the surviving or acquiring company or corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the assets of the Company.
Redemption
The Amended Certificate of Incorporation do not provide redemption rights to the holders of preferred stock.
The holders of shares of convertible preferred stock have liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of the Company. Therefore, the preferred stock is classified outside of stockholders’ deficit.
Upon issuance of each class of preferred stock, the Company assessed the embedded conversion and liquidation features of the securities. The Company determined that each class of preferred stock did not require the Company to separately account for the liquidation features. The Company also concluded that no beneficial conversion feature existed upon the issuance date of the series A preferred stock, series B preferred stock or series C preferred stock as of December 31, 2019 or 2018.
7. COMMON STOCK
As of December 31, 2018, the Amended Certificate of Incorporation authorized the Company to issue 57,803,522 shares of common stock with a par value of $0.0001. As of December 31, 2019, the Amended Certificate of Incorporation authorized the Company to issue 80,000,000 shares of common stock with a par value of $0.0001. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock as set forth above.
The Company had reserved 24,027,604 shares and 12,785,541 shares as of December 31, 2019 and 2018, respectively, of common stock for the conversion of outstanding shares of preferred stock (see Note 6), the exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2017 Equity Incentive Plan (see Note 8) and the exercise of the outstanding warrants to purchase shares of series A preferred stock, assuming all warrants to purchase shares of series A preferred stock became warrants to purchase shares of common stock at the applicable conversion ratio.

On January 3, 2020, in connection with the IPO, the Company filed a restated Certificate of Incorporation, which, among other things, restated the number of shares of all classes of stock that the Company has authority to issue to 510,000,000 shares, of which (i) 500,000,000 shares shall be a class designated as common stock, par value $0.0001 per share, and (ii) 10,000,000 shares shall be a class designated as undesignated preferred stock, par value $0.0001 per share.
Voting
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.
Dividends
Common stockholders are entitled to receive dividends, as may be declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. When dividends are declared on shares of common stock, the Company must declare at the same time a dividend payable to the holders of preferred stock equivalent to the dividend amount they would receive if each preferred share were converted into common stock. The Company may not pay dividends to common stockholders until all dividends declared but unpaid on the preferred stock have been paid in full. No cash dividends were declared or paid during the years ended December 31, 2019 or 2018.
8. STOCK-BASED COMPENSATION
2017 Equity Incentive Plan
The Company’s 2017 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2017 Plan”), provides for the Company to grant qualified incentive options, nonqualified options, stock grants and other stock-based awards to employees and non-employees to purchase the Company’s common stock. The 2017 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors.
The total number of shares of common stock that may be issued under the 2017 Plan was 1,795,102 as of December 31, 2018 and 8,336,573 as of December 31, 2019, of which 1,563,187 and 138,603 shares remained available for future grant as of December 31, 2018 and 2019, respectively.
The exercise price for incentive options is determined at the discretion of the board of directors. All incentive options granted to any person possessing less than 10% of the total combined voting power of all classes of stock may not have an exercise price of less than 100% of the fair market value of the common stock on the grant date. All incentive options granted to any person possessing more than 10% of the total combined voting power of all classes of stock may not have an exercise price of less than 110% of the fair market value of the common stock on the grant date. The option term for incentive awards may not be greater than ten years from the date of the grant. Incentive options granted to persons possessing more than 10% of the total combined voting power of all classes of stock may not have an option term of greater than five years from the date of the grant. The vesting period for equity-based awards is determined at the discretion of the board of directors, which is generally four years. For awards granted to employees and non-employees with four-year vesting terms, 25% of the option vests on the first anniversary of the grant date and the remaining stock vest equally each month for three years thereafter.
Shares that are expired, terminated, surrendered or canceled under the 2017 Plan without having been fully exercised will be available for future awards.

2020 Stock Option and Incentive Plan
The 2020 Stock Option and Incentive Plan (the “2020 Plan”) was approved by our board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan is 6,665,891, which shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation, nomination, and corporate governance committee of the board of directors.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s board of directors on December 5, 2019, and our stockholders on January 14, 2020, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 326,364 shares of common stock were initially reserved for issuance under this plan, which shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation, nomination and corporate governance committee of the board of directors.
Option valuation
The assumptions that the Company used to determine the grant-date fair value of options granted to employees and directors were as follows, presented on a weighted-average basis:

	December 31,
	2019	2018
Risk-free interest rate	1.68%	2.87%
Expected term (in years)	6.0	6.1
Expected volatility	62.2%	58.4%
Expected dividend yield	0%	0%

The assumptions that the Company used to determine the fair value of options granted to non-employees were as follows, presented on a weighted-average basis:

	December 31,
	2019	2018
Risk-free interest rate	1.68%	2.87%
Expected term (in years)	6.0	9.7
Expected volatility	62.2%	58.4%
Expected dividend yield	0%	0%

Options
Through December 31, 2019, all options granted by the Company under the 2017 Plan were for the purchase of shares of common stock. The following table summarizes option activity under the 2017 Plan since December 31, 2018 (in thousands, except share and per share amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2018	47,735	$0.66	9.5	$121
Granted	2,330,739	$8.18
Outstanding December 31, 2019	2,378,474	$8.03	9.7	$6,722
Options vested or expected to vest as of December 31, 2019	2,378,474	$8.03	9.7	$6,722
Options exercisable as of December 31, 2019	111,633	$4.98	9.2	$656

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2018 and 2019 was $0.39 and $4.82, respectively.
The total fair value of options vested during the years ended December 31, 2018 and 2019 was $7 and $319, respectively.
Restricted stock
Under terms of the restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The majority of restricted stock vests over a three-year period during which time all unvested stock will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases. Subject to the continued employment (or other engagement of the recipient by the Company as described in the restricted stock agreements), all shares of restricted common stock become fully vested within three years of the vesting commencement date. On December 5, 2019 the Company’s board of directors approved the acceleration of vesting for all unvested shares of restricted stock so that they were fully vested as of December 5, 2019.

The following table summarizes restricted stock activity since December 31, 2017:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2017	91,680	$0.30
Granted	92,497	$0.72
Vested	(51,532)	$0.30
Unvested restricted common stock as of December 31, 2018	132,645	$0.51
Granted	62,988	$5.22
Vested	(195,633)	$5.94
Unvested restricted common stock as of December 31, 2019	—	$—

The aggregate fair value of restricted stock that vested during the years ended December 31, 2018 and 2019 was $40 and $420, respectively.
The Company recorded stock-based compensation expense for restricted stock of $53 and $1,973, during the years ended December 31, 2018 and 2019, respectively.
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations (in thousands):

	December 31,
	2019	2018
Research and development	$3,171	$62
General and administrative	472	1
	$3,643	$63

For options granted in June 2019, the board of directors determined that the fair value of the Company’s common stock was $3.20 per share as of the grant date. However, the fair value of the Company’s common stock at the date of the grant was adjusted to $4.13 per share in connection with a retrospective fair value assessment solely for accounting purposes. Accordingly, stock-based compensation recorded during the year ended December 31, 2019 was based on the adjusted fair value for the options granted in June 2019.
As of December 31, 2018 and 2019, total unrecognized compensation cost related to the unvested stock-based awards was $335 and $11,315, respectively, which is expected to be recognized over a weighted average period of 3.3 and 3.5 years, respectively.

9. INCOME TAXES
For the years ended December 31, 2019 and 2018, the Company recorded no income tax benefit for the net operating losses incurred each year, due to its uncertainty of realizing a benefit from those items. A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2019 and 2018, respectively, is as follows:

	December 31,
	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	1.6%	5.1%
Permanent differences	(4.2)%	0.0%
Research and development credits	1.6%	3.7%
Change in valuation allowance	(19.8)%	(29.8)%
Other	(0.2)%	0.0%
Effective income tax rate	0.0%	0.0%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows (in thousands):

	Tax year ended December 31,
	2019	2018
Deferred tax assets (liabilities):
Net operating loss carryforwards	$9,512	$2,904
Research and development tax credits	1,014	459
Accrual to cash adjustment	—	657
Accruals and other	280	—
Stock-based compensation	196	—
Total deferred tax assets	11,002	4,020
Valuation Allowance	(10,995)	(4,010)
Subtotal	7	10
Net fixed assets	(7)	(10)
Net deferred tax assets	$—	$—

As of December 31, 2019, the Company had federal and state net operating loss carryforwards of $39,596 and $20,075, respectively, which may be used to offset future taxable income, if any. These amounts begin to expire in 2036. The federal net operating losses generated in 2018 and 2019 can be carried forward indefinitely. The Company also has net operating loss carryforwards in Canada of $222 that are set to expire beginning in 2038. Additionally, the Company had federal research and development tax credit carryforwards of $1,014 that expire at various dates through 2039.

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Management believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2019 and 2018. The valuation allowance increased by $6,985 during the year ended December 31, 2019 primarily as a result of net losses generated during the period.
Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.
The Company also has not conducted a study of its research and development credit carryforwards, which may result in an adjustment to research and development credit carryforwards. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations if an adjustment were required. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. As of December 31, 2019 and 2018, the Company’s tax years are still open under statute from 2016 to the present.
The Company’s foreign subsidiary has incurred losses since inception and the Company had no undistributed earnings as of December 31, 2019.

10. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	December 31,
	2019	2018
Net loss attributable to common stockholders	$(35,258)	$(8,931)
Weighted average common shares outstanding, basic and diluted	2,075,753	2,018,623
Net loss per share, basic and diluted	$(16.99)	$(4.42)

The Company’s unvested restricted common shares at December 31, 2018 have been excluded from the computation of basic net loss per share attributable to common stockholders. The Company had no unvested restricted common shares outstanding at December 31, 2019 (see Note 8).
The Company’s potentially dilutive securities, which include options, unvested restricted stock, convertible preferred stock and warrants to purchase convertible preferred stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2019	2018
Options to purchase common stock	2,378,474	47,735
Unvested restricted stock	—	132,645
Preferred stock (as converted to common stock)	21,499,770	11,163,838
Warrants to purchase shares of series A preferred stock (as converted to common stock)	10,757	10,757
	23,889,001	11,354,975
11. COMMITMENTS AND CONTINGENCIES
Lease agreements
In February 2019, the Company entered into an agreement to lease approximately 2,357 square feet of office space for its principal office, which is located in Cambridge, MA. The lease expires on April 30, 2022, subject to an option to extend the lease for three additional years.

The Company classifies the lease as an operating lease and records rent expense on a straight-line basis over the term of the lease. The Company is obligated to make minimum lease payments under the facility lease as follows (in thousands):

Years Ending December 31,
2020	$223
2021	228
2022	77
2023	—
Total	$528

Rent expense for the years ended December 31, 2019 and 2018 was $415 and $36, respectively.
We enter into contracts in the normal course of business with contract research organizations ("CROs"), contract manufacturing organizations ("CMOs") and other third parties for preclinical research studies, Clinical Trials and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of service providers, up to the date of cancellation.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2019 or 2018.
Legal proceedings
The Company is not currently party to and is not aware of any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.
12. BENEFIT PLANS
In 2018 the Company established a Simplified Employee Pension (“SEP”) defined-contribution savings plan. This plan covers substantially all employees who meet minimum age and service requirements. The Company provides contributions of 6% of each participant’s salary. Employees are immediately and fully vested in the Company’s contribution. During the year ended December 31, 2019 and 2018, the Company contributed $200 and $20 to the plan, respectively.

13. RELATED-PARTY TRANSACTIONS
The Company is party to a services agreement, which was entered into in March 2017 and amended in November 2017, with Ridgeline, an entity owned by one of its investors, whereby an individual who is a Company director and was executive officer until September 2019 and other employees of Ridgeline provide the Company with management, scientific, business development and other operational services. The agreement is effective until either party elects to terminate. Under the services agreement the Company will pay for services based on the costs incurred plus a markup of ten percent (10%) and reimburse for certain pass-through costs. The services agreement was further amended in December 2018. Subsequent to this amendment, in connection with the services provided, the Company pays Ridgeline $950 per month, which is reconciled on a quarterly basis with the actual expenses incurred by Ridgeline on its behalf. Total prepaids with related party were $916 as of December 31, 2019. Total amounts due to related party were $1,707 as of December 31, 2018. Total service fees incurred were $10,411 and $2,728, for the years ended December 31, 2019 and 2018.
On March 20, 2020, the services agreement was further amended in order to transition from the previous service model to a more limited consulting arrangement with Ridgeline in 2020. Under the amendment Ridgeline will invoice the Company for services performed on an ongoing monthly basis.
14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table contains quarterly financial information for 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total
	(in thousands, except per share data)
Revenue	$—	$—	$—	$—	$—
Total operating expenses	3,841	6,999	8,148	10,344	29,332
Loss from operations	(3,841)	(6,999)	(8,148)	(10,344)	(29,332)
Net loss attributable to common stockholders	(3,828)	(12,287)	(9,268)	(9,875)	(35,258)
Net loss per share attributable to common stockholders, basic and diluted	$(1.87)	$(5.99)	$(4.50)	$(4.63)	$(16.99)

	2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	Total
	(in thousands, except per share data)
Revenue	$—	$—	$—	$—	$—
Total operating expenses	1,605	1,914	2,339	3,046	8,904
Loss from operations	(1,605)	(1,914)	(2,339)	(3,046)	(8,904)
Net loss attributable to common stockholders	(1,592)	(1,913)	(2,360)	(3,066)	(8,931)
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(0.95)	$(1.16)	$(1.51)	$(4.42)

* * * * * *
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Control Over Financial Reporting
In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2017 and remain unremediated as of December 31, 2019. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
The material weaknesses we identified are related to the design and maintenance of an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately and we did not design and maintain controls to ensure adequate segregation of duties within our financial reporting function including the preparation and review of journal entries.
The material weaknesses contributed to the restatement of our previously issued 2017 annual financial statements. Specifically, the material weaknesses resulted in errors in our accounting for and reporting of derivative liabilities, loss on extinguishment of convertible promissory notes and expense classification.
Remediation Activities
Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken during the quarter ended December 31, 2019:
•hired additional full-time accounting resources with appropriate levels of experience, including a new Chief Financial Officer, Senior Director of Finance, Senior Manager of SEC Reporting and Senior Manager of Accounting Operations, and reallocated responsibilities across the accounting organization to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review; and
•strengthened our internal policies, processes and reviews, including drafting of related documentation thereof.

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above.
While progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing these processes, procedures and controls. Additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weaknesses described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
The items described in “Remediation Activities” above are considered a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On March 20, 2020, we entered into Amendment No. 3 to that certain Service Agreement, (the “Amendment”) in order to transition from our previous service model to a more limited consulting arrangement with Ridgeline in 2020 and pursuant to which (i) Ridgeline will seek our consent prior to entering in to any agreements with third parties in connection with services provided pursuant to the Service Agreement, (ii) Ridgeline will transfer all existing company work product to us upon our request and (iii) Ridgeline will invoice us for services performed on an ongoing monthly basis. Additionally, pursuant to the Amendment, Ridgeline agrees to provide research and development, consulting and other mutually agreed upon services to us in exchange for payment. Pursuant to the Amendment, the term of the Service Agreement will now run until December 31, 2020 unless either we or Ridgeline elect to terminate the agreement prior to its expiration date. The foregoing description of the Amendment does not purport to be complete and is subject to and qualified in its entirety by reference to the Amendment a copy of which is filed as Exhibit 10.13 hereto and is incorporated herein by reference.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Management
The following table sets forth information about our directors, executive officers and other senior management as of March 20, 2020.

Name	Age	Position(s)
Executive Officers and Senior Management
David M. Epstein, Ph.D.	61	President, Chief Executive Officer and Director
Thomas Leggett	43	Chief Financial Officer
Brent Hatzis-Schoch, Esq.	55	Chief Operating Officer and General Counsel
Christopher D. Roberts, Ph.D.	50	Chief Scientific Officer
Elizabeth Buck, Ph.D.	45	Executive Vice President, Discovery and Translational Services
Karsten Witt, M.D.	63	Senior Vice President, Clinical Development
Non-Employee Directors
Bradley Bolzon, Ph.D.	60	Director and Chairman of the Board of Directors
Ali Behbahani, M.D.(1)(2)	43	Director
Samarth Kulkarni, Ph.D.(2)	41	Director
Alexander Mayweg, Ph.D.	45	Director
Garry E. Menzel, Ph.D.(1)(2)	55	Director
Rajeev Shah(1)	42	Director
(1) Member of our audit committee
(2) Member of our compensation, nomination and corporate governance committee
The following is a biographical summary of the experience of our executive officers, other senior management and directors. There are no family relationships among any of our executive officers, other senior management or directors.
Executive officers and senior management
David M. Epstein, Ph.D. is our co-founder and has served as President, Chief Executive Officer and a member of our board of directors since September 2016. Since January 2019, Dr. Epstein has served as an Adjunct Associate Professor for the Cancer and Stem Cell Biology Program at Duke-NUS Medical School. From April 2013 to December 2018, Dr. Epstein held positions at Duke-NUS Medical School, Singapore, where he founded and built Duke-NUS’s Center for Technology & Development. Dr. Epstein’s positions include Vice Dean, Innovation & Entrepreneurship, and Associate Professor in Cancer and Stem Biology. From June 2010 to March 2013, Dr. Epstein was Senior Vice President, Chief Scientific Officer and Site-Head for OSI Pharmaceuticals, Inc., a pharmaceutical company acquired by Astellas Pharma, Inc. From 2006 to 2010, Dr. Epstein served as Senior Vice President and Chief Scientific Officer, Oncology, at OSI Pharmaceuticals, Inc. until it was acquired by Astellas. Before joining OSI, from 2001 to 2006, Dr. Epstein served as Vice President, Biology, and from 2000 to 2003, as co-founder and a member of the board of directors at Archemix Corporation, a biotechnology company. From April 2013 to April 2015, Dr. Epstein served as a member of the board of directors at MetaStat, Inc., a precision medicine biotechnology company. Dr. Epstein earned a B.S. in Chemistry from Lewis & Clark College and a Ph.D. in Biochemistry at Brandeis University. Dr. Epstein completed a joint post-doctoral fellowship, leading a collaboration in protein structure, function and NMR dynamics between the labs of Steven Benkovic (Penn State) and Peter Wright at The Scripps Research Institute in La Jolla, California.

We believe that Dr. Epstein is qualified to serve on our board of directors because of his considerable qualifications, attributes and skills, including his distinguished scientific background and experience in leadership roles in the biopharmaceutical industry.
Thomas Leggett has served as our Chief Financial Officer since September 2019. Prior to joining us, from January 2017 to August 2019, Mr. Leggett served as Senior Vice President of Finance and Chief Financial Officer at Axcella Health Inc., a biotechnology company. Prior to joining Axcella, Mr. Leggett served as the Treasurer and Head of Business Development Finance at Purdue Pharma L.P., a pharmaceutical company, from May 2016 to December 2017. From November 2009 to April 2016, Mr. Leggett was an Executive Director at UBS Securities LLC, an investment bank, in the Global Healthcare Group with a primary focus in the biopharmaceutical sector. Mr. Leggett holds an M.B.A. in finance from The Wharton School at the University of Pennsylvania and a B.A. in Economics from Columbia University.
Brent Hatzis-Schoch has served as our Chief Operating Officer and General Counsel since May 2019. Prior to joining us, from April 2015 to May 2019, Mr. Hatzis-Schoch was Senior Vice President, General Counsel and Corporate Secretary at Radius Health, Inc., a commercial-stage biopharmaceutical company. Previously, Mr. Hatzis-Schoch served as Senior Vice President and Chief Legal Counsel at Merz Pharma GmbH & Co. KGaA, an international healthcare company, in Frankfurt, Germany from July 2013 to April 2015. Mr. Hatzis-Schoch began his legal career in private practice and later held senior legal positions in the U.S. and internationally, including as General Counsel to two publicly traded development-stage German biopharmaceutical companies, European legal counsel for Baxter International and Associate General Counsel of Pharmacia Corporation (which now operates under Pfizer Inc.). Mr. Hatzis-Schoch received his B.A. from the University of Delaware and his Juris Doctor from George Washington University. Mr. Hatzis-Schoch was a Fulbright Scholar at the University of Cologne in Germany.
Christopher D. Roberts, Ph.D. has served as our Chief Scientific Officer since September 2019. Prior to joining us, from April 2017 to August 2019, Dr. Roberts was Entrepreneur in Residence at S.R. One Limited, the corporate venture capital arm of GlaxoSmithKline plc. Previously, from April 2015 to March 2017, Dr. Roberts served as Vice President of Chemistry and Early Development at Syros Pharmaceuticals, Inc., a publicly-traded biotechnology company, where he built and led various discovery and development functions and helped guide two oncology assets into clinical development. Prior to joining Syros, from January 2009 to March 2015, Dr. Roberts held numerous positions of increasing responsibility at GSK, including Vice President and Head of the Host Defense Discovery Performance Unit. Dr. Roberts graduated with a B.A. in Chemistry from Whitworth University and earned his Ph.D. in Organic Chemistry from the University of California, Riverside, followed by a post-doctoral fellowship at the University of Bern, Switzerland.
Elizabeth Buck, Ph.D. is our co-founder and has served as our Executive Vice President, Discovery & Translational Services since March 2017. From 2015 to 2017, she served as our Chief Scientific Officer. Prior to joining us, from September 2013 to December 2014, Dr. Buck served as Chief Scientific Officer for Therapeutics at MetaStat, Inc., a precision medicine biotechnology company. Previously, from 2005 to 2013, Dr. Buck was Assistant Director of Advanced Preclinical Pharmacology at OSI Pharmaceuticals, Inc., a pharmaceutical company acquired by Astellas Pharma Inc., where she led discovery and translational research to advance a series of oncology programs to clinical development. In this role, Dr. Buck managed multidisciplinary global teams and spearheaded major academic collaborations to progress programs to IND. Her expertise and productivity are evidenced by more than 40 peer reviewed publications and patents. Dr. Buck received her undergraduate degree in Physics from the University of New Hampshire, her Ph.D. in Cellular and Molecular Biology from New York University/Mount Sinai School of Medicine, and completed postdoctoral work with Jim Wells at Sunesis Pharmaceuticals, Inc., a publicly traded biopharmaceutical company.

Karsten Witt, M.D. has served as our Senior Vice President, Clinical Development since May 2019. Since February 2013, Dr. Witt has served as President of KW Biotech Consulting, LLC, a provider of strategic, scientific and medical consulting services in drug development. From August 2011 to August 2014, Dr. Witt served as Chair of Scientific Subcommittee for TopoTarget A/S, a Copenhagen-based biotechnology company, until its merger with BioAlliance resulting in the formation of Onxeo SA. Previously, from August 2011 to January 2013, Dr. Witt served as Vice President, Clinical Sciences & Drug Safety at Array BioPharma Inc., a biopharmaceutical company. From 2002 until he joined Array, Dr. Witt served as Senior Vice President, Pharmaceutical Operations at OSI Pharmaceuticals, Inc., a pharmaceutical company acquired by Astellas Pharma, Inc., where he was intimately involved in the development of small-molecule targeted oncology therapies. Dr. Witt received his M.D. from the University of Copenhagen in Denmark and practiced medicine at Hvidovre University Hospital in Copenhagen in the internal medicine subspecialties of gastroenterology, infectious disease, and cardiology, before transitioning to the biopharmaceutical industry.
Non-employee directors
Bradley Bolzon, Ph.D. has been our chairman and a member of our board of directors since December 2017. Dr. Bolzon is Chairman and Managing Director of Versant Venture Management, LLC, where he has been employed since May 2004. Dr. Bolzon previously served as a member of the board of directors of Flexion Therapeutics, Inc., a pharmaceutical company, from its inception in 2007 to June 2014. From February 2000 to May 2004, Dr. Bolzon served as Executive Vice President, Global Head of Business Development, Licensing & Alliances of F. Hoffman-La Roche AG., a multinational healthcare company. Dr. Bolzon also held executive roles at Eli Lilly and Company, a global pharmaceutical company, in drug discovery, clinical research, regulatory affairs and business development. Since April 2014, Dr. Bolzon has served as a member of the board of directors of CRISPR Therapeutics AG, a biotech company. Dr. Bolzon received a Ph.D. in Pharmacology and an M.S. in Pharmacology from the University of Toronto. He conducted post-doctoral work at the University of Ottawa Heart Institute.
We believe that Dr. Bolzon is qualified to serve on our board of directors because of his experience, qualifications, attributes and skills, including his global pharmaceutical industry experience and similar tenure as a venture capitalist.
Ali Behbahani, M.D. has been a member of our board of directors since December 2018. Dr. Behbahani joined New Enterprise Associates, Inc., or NEA, in 2007 and is a General Partner on the healthcare team. Dr. Behbahani is currently on the board of directors of Adaptimmune Therapeutics, a biopharmaceutical company, Genocea Biosciences, Inc., a biopharmaceutical company, and CRISPR Therapeutics AG, a biotech company. Prior to joining NEA, Dr. Behbahani served as a consultant in business development at The Medicines Company, a pharmaceutical company. In addition, Dr. Behbahani formerly served as a Venture Associate at Morgan Stanley and as a Healthcare Investment Banking Analyst at Lehman Brothers. Dr. Behbahani received an M.D. from the University of Pennsylvania School of Medicine, an M.B.A. from the Wharton School of the University of Pennsylvania and a B.S. in Biomedical Engineering, Electrical Engineering and Chemistry from Duke University.
We believe that Dr. Behbahani is qualified to serve on our board of directors because of his experience, qualifications, attributes and skills, including his extensive investment experience in the life sciences and his service as a director of other publicly traded companies.
Samarth Kulkarni, Ph.D. has been a member of our board of directors since December 2019. Dr. Kulkarni has served as the Chief Executive Officer of CRISPR Therapeutics AG, or CRISPR, a bipharmaceutical company, since December 2017. Prior to that, Dr. Kulkarni served as CRISPR’s President and Chief Business Officer from May 2017 to November 2017 and, before that, as Chief Business Officer from August 2015 when he joined the company. Prior to joining CRISPR, Dr. Kulkarni was at McKinsey & Company, a global consulting firm, from 2006 to July 2015, with various titles, his most recent being Partner within the Pharmaceuticals and Biotechnology practice. Dr. Kulkarni received a Ph.D. in Bioengineering and Nanotechnology from the University of Washington and a B. Tech. from the Indian Institute of Technology.
We believe that Dr. Kulkarni is qualified to serve on our board of directors based on his experience as an executive in the biopharmaceutical industry.

Alexander Mayweg, Ph.D. has served as a member of our board of directors since March 2017 and, from March 2017 to September 2019, served as our interim Chief Scientific Officer. Dr. Mayweg has served as a Partner at Versant Ventures, a healthcare investment firm, since January 2018, and previously served as a Venture Partner at Versant Ventures from January 2017 to December 2017. Additionally, since April 2017, Dr. Mayweg has served as Chief Scientific Officer at Ridgeline Therapeutics, a Versant Ventures Discovery Engine that creates and operates Versant-financed biotechnology companies in Basel, Switzerland. Prior to joining Versant, from 2013 to 2016, Dr. Mayweg served as Vice President and Global Head of Medicinal Chemistry at F. Hoffmann-La Roche AG, a multinational healthcare company, and held various leadership positions at Roche in pharmaceutical drug discovery and medicinal chemistry across Europe, the U.S. and Asia. Dr. Mayweg graduated with a B.S. in Chemistry from the Imperial College in London and earned a Ph.D. in Organic Chemistry at Oxford University, followed by post-doctorate training at Stanford University.
We believe that Dr. Mayweg is qualified to serve on our board of directors based on his knowledge of the healthcare sector across international markets and his extensive operational experience in the biopharmaceutical industry.
Garry E. Menzel, Ph.D. has been a member of our board of directors since March 2017. Since October 2016, Dr. Menzel has served as President and Chief Executive Officer at TCR2 Therapeutics Inc., a publicly traded immunotherapy company, and is currently a member of the board of directors. Previously, Dr. Menzel was Chief Strategy Officer at Axcella Health Inc., a biotechnology company, from July 2015 to September 2016, the Chief Financial Officer at DaVita Inc., a healthcare services company, from 2013 to May 2015, and the Chief Operating Officer at Regulus Therapeutics Inc., a biopharmaceutical company, from 2008 to 2013. Dr. Menzel also had global leadership roles in running the biotechnology practices at Goldman Sachs & Co. LLC and Credit Suisse Group AG, both of which are multinational investment bank and financial services companies, from 1994 to 2004 and from 2004 to 2008, respectively. In addition, he was a consultant with Bain & Company, a global management consulting firm, and was a research assistant at SmithKline Beecham PLC (now GlaxoSmithKline PLC). Dr. Menzel received his B.S. in Biochemistry from Imperial College of Science and Technology in London, his Ph.D. from the University of Cambridge, where he studied the regulation of oncogenes in immune cells, and his M.B.A. from the Stanford University Graduate School of Business.
We believe that Dr. Menzel is qualified to serve as a member of our board of directors because of his scientific background and extensive corporate leadership experience in the life sciences industry.
Rajeev Shah has been a member of our board of directors since December 2018. Since June 2004, Mr. Shah has served as a Managing Director and Portfolio Manager at RA Capital Management, LLC, an investment advisory firm that invests in healthcare companies. Previously, from 2000 to 2004, Mr. Shah was a Senior Project Leader at Altus Pharmaceuticals Inc., a spin-off company of Vertex Pharmaceuticals, where he assessed business processes and implemented system solutions across all areas of science. Mr. Shah served as a member of the board of directors of KalVista Pharmaceuticals, Inc., a biopharmaceutical company, from June 2015 to April 2018, and currently serves on the board of RA Pharmaceuticals, Inc., Solid Biosciences Inc., Eidos Therapeutics, Inc. and Kala Pharmaceuticals, Inc. He is also an active member of the Big Brothers of Massachusetts Bay program. Mr. Shah holds a B.A. in Chemistry from Cornell University.
We believe that Mr. Shah is qualified to serve as a member of our board of directors because of his extensive experience in the biopharmaceutical industry and his experience with venture capital investments.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons holding more than 10% of our common stock to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports, and we must identify in our Annual Report on From 10-K those persons who did not file these reports when due.

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed for 2019 by Section 16(a) under the Exchange Act.

Board composition
Our board of directors currently consists of seven members. Our compensation, nomination and corporate governance committee and our board of directors may therefore consider a broad range of factors relating to the qualifications and background of nominees. Our compensation, nomination and corporate governance committee’s and our board of directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through their established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business, understanding of the competitive landscape, professional and personal experiences and expertise relevant to our growth strategy. Our directors hold office until their successors have been elected and qualified or until their earlier resignation or removal. Our amended and restated certificate of incorporation and amended and restated bylaws provide that our directors may be removed only for cause by the affirmative vote of the holders of at least two thirds (2/3) of the votes that all our stockholders would be entitled to cast in an annual election of directors, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.
Staggered board
In accordance with the terms of our amended and restated certificate of incorporation and our amended and restated bylaws, our board of directors will be divided into three staggered classes of directors and each director will be assigned to one of the three classes. At each annual meeting of the stockholders, one class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2020 for Class I directors, 2021 for Class II directors and 2022 for Class III directors.
•Our Class I directors will be Alexander Mayweg and Rajeev Shah;
•Our Class II directors will be Ali Behbahani, Garry E. Menzel and Samarth Kulkarni; and
•Our Class III directors will be David M. Epstein and Bradley Bolzon.
The number of our directors shall be fixed from time to time by a resolution of the majority of our board of directors.
The division of our board of directors into three classes with staggered three-year terms may delay or prevent stockholder efforts to effect a change of our management or a change in control.
Code of business conduct and ethics
Our board of directors has adopted a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including directors and consultants.
The full text of our Code of Business Conduct and Ethics is posted on our website at http://www. blackdiamondtherapeutics.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics on our website. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report, and you should not consider that information a part of this Annual Report.

Audit committee
The members of our audit committee are Garry E. Menzel, Ali Behbahani and Rajeev Shah, and Garry E. Menzel is the chair of the audit committee. Our board of directors has determined that all members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq listing rules. Our board of directors has determined that Garry E. Menzel qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations. In making this determination, our board of directors considered the nature and scope of experience that Garry E. Menzel has previously had with public reporting companies, including service as Chief Executive Officer of TCR2 Therapeutics Inc. Our board of directors has determined that all members of our audit committee satisfy the relevant independence requirements for service on the audit committee set forth in the rules of the SEC and the Nasdaq listing rules.
Item 11. Executive Compensation
Executive Compensation Overview
As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during our fiscal year 2019, and our next two most highly compensated executive officers in respect of their service to our company for fiscal year 2019. We refer to these individuals as our named executive officers. Our named executive officers for fiscal year 2019 are:
•David M. Epstein, Ph.D., our President and Chief Executive Officer;
•Thomas Leggett, our Chief Financial Officer; and
•Christopher D. Roberts, Ph.D., our Chief Scientific Officer.
Our executive compensation program is based on a pay for performance philosophy. Compensation for Dr. Epstein, Mr. Leggett and Dr. Roberts and our executive officers is composed primarily of the following main components: base salary, bonus, and equity incentives in the form of stock options. Like all full-time employees, our executive officers are eligible to participate in our health and welfare benefit plans. We will evaluate our compensation philosophy and compensation plans and arrangements as circumstances require.

2019 Summary Compensation Table
The following table provides information regarding the total compensation, for services rendered in all capacities, that was earned by our named executive officers during fiscal year 2019 as well as, for Dr. Epstein, during fiscal year 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All other Compensation ($)(4)	Total ($)
David M. Epstein, Ph.D.
President, Chief Executive Officer (5)	2018	214,250	—	—	93,267	8,400	315,917
	2019	428,904	—	2,728,815	171,562	16,800	3,346,081
Thomas Leggett
Chief Financial Officer (6)	2019	112,292	62,500	1,806,226	35,000	10,603	2,026,621
Christopher D. Roberts, Ph.D.
Chief Scientific Officer (6)	2019	110,271	—	1,559,875	33,500	6,735	1,710,381
(1) The amount reported represents the first installment of a $125,000 one-time sign-on bonus to be paid to Mr. Leggett. The second installment of $62,500 will be paid with the first paycheck after the first year anniversary of his employment, subject to his employment with the company through such date.
(2) The amount reported represents the aggregate grant date fair value of the stock options awarded to each executive during fiscal year 2019, calculated in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock option reported in this column are set forth in note 8 of our consolidated financial statements included elsewhere in this Annual Report. The amount reported in this column reflects the accounting cost for the stock option and does not correspond to the actual economic value that may be received upon the exercise of the stock option or any sale of the underlying shares of common stock.
(3) The amounts reported for fiscal year 2019 reflect estimated discretionary bonuses that are anticipated to be paid to Dr. Epstein, Mr. Leggett and Dr. Roberts based upon achievement of certain company and individual performance metrics. The final amounts will be determined by our board of directors in early 2020 and may vary from what is currently set forth in the table above.
(4) The amount reported for fiscal year 2018 represents the amount of contributions made by us to the Simplified Employee Pension Plan of Dr. Epstein. The amounts reported for fiscal year 2019 represent the amount of contributions made by us to the Simplified Employee Pension Plans of Dr. Epstein, Mr. Leggett and Dr. Roberts.
(5) The amount reported for Dr. Epstein represents the total salary Dr. Epstein received for his part-time service to us in fiscal year 2018.
(6) Mr. Leggett and Dr. Roberts joined our company on September 5, 2019 and September 3, 2019, respectively. The amounts reported represent the compensation each received during their partial year of service for fiscal year 2019.
Narrative to 2019 Summary Compensation Table
Base Salaries
We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers employed by the Company. Base salaries are generally reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For fiscal year 2019, the annual base salaries for Dr. Epstein, Mr. Leggett and Dr. Roberts were $428,904, $350,000 and $335,000, respectively.
Annual Bonuses
During fiscal year 2019, Dr. Epstein Mr. Leggett and Dr. Roberts earned bonuses as set forth in the 2019 Summary Compensation Table above based on company and individual performance metrics.
Equity Compensation
Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our board of directors periodically reviews the equity incentive compensation of our named executive officers and from time to time may grant equity incentive awards to them. During fiscal year 2019, we granted an option to purchase shares of our common stock to Dr. Epstein, Mr. Leggett and Dr. Roberts, as described in more detail in the “Outstanding Equity Awards at Fiscal 2019 Year End” table.
Perquisites
We generally do not provide perquisites to our executives, other than company-paid executive life insurance and executive long-term disability insurance premiums, reimbursement for relocation expenses and certain other de minimis perquisites to our executive officers, including our named executive officers.
Executive Employment Arrangements
We have entered into new employment agreements with each of the named executive officers, which replaced each named executive officer’s existing employment agreement or offer letter effective upon the closing of our initial public offering February 3, 2020. The new employment agreements provide for Dr. Epstein’s, Mr. Leggett’s and Dr. Roberts’ continued employment and set forth their new annual base salary of $515,000, $390,000 and $375,000, respectively, the terms of their discretionary annual bonus, the term of their employment, certain expense reimbursements, and their eligibility to participate in our benefit plans generally. Pursuant to the new employment agreements, in the event that the named executive officer’s service relationship with the company is terminated without “cause” (as defined in their employment agreements) or upon the named executive officer’s resignation from the company for “good reason” (as defined in their employment agreements), in either case within 12 months after the occurrence of the first event constituting a “change in control” (as defined in their employment agreements), subject to the execution of an effective release of claims in favor of the company, the named executive officer may be entitled to the following severance benefits: (i) a lump sum payment equal to twelve months (or in the case of Dr. Epstein, eighteen months) of his then current base salary or the base salary in effect immediately prior to the change in control, if higher; (ii) an amount equal to his annual target bonus for the then-current year (or in the case of Dr. Epstein, equal to eighteen months of his target bonus for the then-current year); (iii) immediate acceleration of all stock options and other stock-based awards held by the named executive officer; and (iv) up to twelve months (or in the case of Dr. Epstein, eighteen months) of COBRA premiums reimbursements. Upon the termination of a named executive officer’s service relationship by the company without cause or upon the named executive officer’s resignation from the company for good reason, in either case other than in connection with a change in control, subject to the execution of an effective release of claims in favor of the company, the named executive officer may be entitled to the following severance benefits: (i) continuation of salary payments at the base salary rate effective at the time of termination for a period of twelve months following the termination date; (ii) an amount equal to his target bonus for the then-current year; (iii) up to twelve months of COBRA premiums reimbursements; and, in the case of Dr. Epstein only, (iv) partial accelerated vesting of Dr. Epstein’s outstanding stock options with respect to the same number of shares that would have vested if he had continued in employment with the Company through the next anniversary of the grant date for such option, in accordance with the vesting schedule applicable to such option, provided that if the termination date falls on an anniversary of the grant date of any stock option, no accelerated vesting will be provided for such option. Furthermore, for Dr. Epstein only, in the event of a termination of his employment by death or “disability” (as defined in Dr. Epstein’s employment agreement), and subject to Dr. Epstein’s (or his estate’s or heirs’, as applicable) execution of an effective release of claims in favor of the Company, Dr. Epstein is eligible to receive the following severance benefits: (i) continuation of salary payments at the base salary rate effective at the time of termination for a period of 75 days following the termination date; and (ii) partial accelerated vesting of Dr. Epstein’s outstanding stock options with respect to the same number of shares that would have vested if he had continued in employment with the Company through the next anniversary of the grant date for such option, in accordance with the vesting schedule applicable to such option, provided that if the termination date falls on an anniversary of the grant date of any stock option, no accelerated vesting will be provided for such option.

In addition, each of our named executive officers have entered into an agreement with us, which contains protections of confidential information, requires the assignment of inventions and contains other restrictive covenants.
Outstanding Equity Awards at Fiscal 2019 Year-End
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of fiscal year 2019:

	Option Awards(1)
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Option Exercise Price ($)	Option Expiration Date
David M. Epstein, Ph.D.	8/14/2019	—	244,616	6.42	8/13/2029
	12/5/2019	—	281,847	10.86	12/4/2029
Thomas Leggett	9/5/2019	—	233,171	10.86	9/8/2029
	12/5/2019	—	55,540	10.86	12/4/2029
Christopher D. Roberts, Ph.D.	9/3/2019	—	194,309	10.86	9/8/2029
	12/5/2019	—	54,711	10.86	12/4/2029
(1) Each equity award is subject to the terms of our 2017 Plan.
(2) 25% of the shares subject to the stock option vest on the first anniversary of the vesting commencement date and the remaining 75% vest in 36 equal monthly installments thereafter, generally subject to the named executive officer’s continuous service relationship with the company through each applicable vesting date.
Equity Grants in Connection with our Initial Public Offering
Our board of directors approved stock option grants to certain employees, including our named executive officers, in December 2019 that were effective upon our IPO. The stock options were granted under our 2020 Stock Option and Incentive Plan and have an exercise price of $19.00, which was the fair market value of a share of the Company’s common stock on the grant date of the options. The options will vest and become exercisable as follows: 25% of the shares subject to each stock option shall vest on the first anniversary of the vesting commencement date and the remaining 75% of the shares subject to each stock option shall vest in 36 equal monthly installments thereafter, subject to the named executive officer’s continued service to us through each applicable vesting date. We granted options to purchase an aggregate of 497,376 shares of common stock, with Dr. Epstein, Mr. Leggett and Dr. Roberts being granted options to purchase 278,532, 55,540 and 54,711 shares of our common stock, respectively.
Director Compensation
The following table provides information regarding the total compensation that was earned by or paid to each of our non-employee directors during fiscal year 2019. During fiscal year 2019, David M. Epstein, Ph.D., our President and Chief Executive Officer, served as a member of our board of directors, as well as an employee, and received no additional compensation for his services as a member of our board of directors. See the section titled “Executive Compensation” for more information about Dr. Epstein’s compensation for our fiscal year 2019. Additionally, Alexander Mayweg, Ph.D., a director who was an executive officer during fiscal year 2019, received no additional compensation for his service as a director during fiscal year 2019. Directors may be reimbursed for travel and other expenses directly related to their activities as directors.

Non-Employee Director Compensation Table

	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Samarth Kulkarni (2)	—	342,903	342,903
Garry E. Menzel (3)	20,000	142,513	162,513
Ali Behbahani, Brad Bolzon, Alexander Mayweg and Rajeev Shah (4)	—	—	—
(1) The amounts reported represent the aggregate grant date fair value of the stock options awarded to the non-employee directors in the fiscal year 2019, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in note 8 of our consolidated financial statements included elsewhere in this Annual Report. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the non-employee directors upon the exercise of the stock options or any sale of the underlying shares of common stock.
(2) Mr. Kulkarni joined our board of directors on December 5, 2019. As of December 31, 2019, Mr. Kulkarni held an option to purchase 53,053 shares of our common stock.
(3) As of December 31, 2019, Mr. Menzel held an option to purchase 38,861 shares of our common stock. Additionally, Mr. Menzel received $20,000 as an annual fee for his services as chair of our Audit Committee in fiscal year 2019.
(4) As of December 31, 2019, Messrs. Behbahani, Bolzon, Mayweg and Shah did not hold any outstanding equity awards.
Non-Employee Director Compensation Program
Our board of directors has adopted a non-employee director compensation policy pursuant to which our non-employee directors will be eligible to receive the following cash retainers and equity awards:

Annual Retainer for Board Membership
Annual service on the board of directors	$35,000
Additional compensation for service as chair of the board of directors	$30,000
Additional Annual Retainer for Committee Membership
Annual service as member of the audit committee (other than chair)	$7,500
Annual service as chair of the audit committee	$15,000
Annual service as member of the compensation, nomination and corporate governance committee (other than chair)	$5,000
Annual service as chair of the compensation, nomination and corporate governance committee	$10,000
Our policy will provide that, upon initial election to our board of directors, each non-employee director will be granted an option to purchase 29,842 shares of our common stock (“Initial Grant”). Furthermore, on the date of each of our annual meeting of stockholders, each non-employee director who will continue as a non-employee director following such meeting will be granted an option to purchase 14,921 shares of our common stock (“Annual Grant”). The Annual Grant will vest in full on the earlier of (i) the one-year anniversary of the grant date or (ii) the next annual meeting of stockholders, subject to continued service as a director through the applicable vesting date. The Initial Grant will vest in 36 equal monthly installments, subject to continued service as a director through the applicable vesting date. Such awards are subject to full accelerated vesting upon the sale of the Company.
Employee directors will receive no additional compensation for their service as a director.
We will reimburse all reasonable out-of-pocket expenses incurred by directors for their attendance at meetings of our board of directors or any committee thereof.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities authorized for issuance under equity compensation plans
The following table sets forth information as of December 31, 2019 regarding shares of common stock that may be issued under our equity compensation plans, consisting of the Black Diamond Therapeutics, Inc. Amended and Restated 2017 Stock Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,389,231	(1)	$8.05	138,603	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	2,389,231		$8.05	138,603
(1) Includes 2,378,474 and 10,757 shares of common stock issuable upon exercise of outstanding stock options and warrants, respectively.
(2) As of December 31, 2019 there were 138,603 shares available for grant under the 2017 Employee Stock Option Plan.
Security ownership of certain beneficial owners
The following table sets forth, as of February 3, 2020, information regarding the beneficial ownership of our common stock by:
•each person, or group of affiliated persons, who is known by us to be the beneficial owner of five percent or more of our outstanding common stock;
•each of our directors;
•each of our named executive officers; and
•all of our current directors and executive officers as a group.
The column entitled “Shares Beneficially Owned” is based on a total of 35,910,705 shares of common stock outstanding as of February 3, 2020.
Each individual or entity shown on the table has furnished information with respect to beneficial ownership. Except as otherwise indicated below, the address of each officer, director and five percent stockholder listed below is c/o Black Diamond Therapeutics, Inc., 139 Main Street, Cambridge, MA 02142.
We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any shares of common stock that the person has the right to acquire within 60 days of February 3, 2020 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Shares Beneficially Owned
	Number	Percentage
5% or Greater Stockholders
Entities affiliated with Versant Venture Capital(1)	10,884,478	30.31%
Entities affiliated New Enterprise Associates(2)	3,449,845	9.61%
Entities affiliated RA Capital Management(3)	2,589,904	7.21%
Entities affiliated with Boxer Capital, LLC(4)	2,050,767	5.71%
Directors, Named Executive Officers and Other Executive Officers
David M. Epstein(5)	971,979	2.71%
Brent Hatzis-Schoch	3,000	*
Thomas Leggett	—	*
Christopher D. Roberts	—	*
Ali Behbahani	—	*
Bradley Bolzon	—	*
Alexander Mayweg(6)	16,247	*
Garry E. Menzel(7)	82,307	*
Rajeev Shah	—	*
Samarth Kulkarni(8)	3,315	*
All executive officers and directors as a group (10 persons)	1,076,848	3.00%
* Less than one percent.
(1) Consists of: (a) 6,809,414 shares of common stock purchased by Versant Venture Capital VI, L.P, (b) 2,209,592 shares of common stock held by Versant Voyageurs I, L.P., (d) 658,869 shares of common stock held by Versant Voyageurs I Parallel, L.P, and (e) 1,206,603 shares of common stock held by Versant Vantage I, L.P.
(2) Consists of: (a) 3,448,757 shares common stock held by New Enterprise Associates 16, L.P., and (b) 1,088 shares of common stock held by NEA Ventures 2018, Limited Partnership.
(3) Consists of: (a) 1,924,164 shares of common stock held by RA Capital Healthcare Fund, LP, (b) 311,926 shares of common stock held by RA Capital Nexus Fund, L.P. and (c) 353,814 shares of common stock held by Blackwell Partners LLC—Series A.
(4) Consists of: (a) 1,989,858 shares of common stock held by Boxer Capital, LLC and (b) 60,909 shares of common stock held by MVA Investors, LLC.
(5) Consists of: (a) 729,923 shares of common stock held by Mr. Epstein, (b) 104,449 shares of common stock held by David M. Epstein 2019 Trust For Elle, (c) 104,449 shares of common stock held by David M. Epstein 2019 Trust For Zoe, (d) 16,579 shares of common stock held by David M. Epstein Trust for Robert, (e) 16,579 shares of common stock held by David M. Epstein Trust for Shelley.
(6) Consists of 16,247 shares of common stock held by Mr. Mayweg.
(7) Consists of: (a) 24,819 shares of common stock held by Mr. Menzel, (b) 51,825 shares of common stock held by the Garry E. Menzel and Mary E. Henshall Family Trust and (c) 5,663 shares of common stock underlying options exercisable within 60 days of February 3, 2020.
(8) 3,315 shares of common stock underlying options exercisable within 60 days of February 3, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain relationships and related person transactions
The following is a description of transactions or series of transactions since January 1, 2018, to which we were or will be a party, in which:
•the amount involved in the transaction exceeds, or will exceed, $120,000; and
•in which any of our executive officers, directors or holder of five percent or more of any class of our capital stock, including their immediate family members or affiliated entities, had or will have a direct or indirect material interest.
Compensation arrangements for our named executive officers and our directors are described elsewhere in this Annual Report under “Director Compensation” and “Executive Compensation.”

Private placements of securities
Series A Preferred Stock Financing
In March 2017, with subsequent closings in December 2017, August 2018 and November 2018, we sold an aggregate of 22,501,503 shares of our Series A preferred stock at a purchase price of $1.00 per share for an aggregate amount of $20 million. In connection with the issuance of our Series A preferred stock, all of our outstanding convertible promissory notes issued in 2014, 2015 and 2016 were automatically converted into 2,501,503 shares of our Series A preferred stock. Certain investors holding convertible notes issued in 2014, 2015 and 2016 used such notes to purchase our Series A preferred stock. All outstanding convertible notes were cancelled in connection with the purchase of such Series A preferred stock. The following table summarizes purchases of our Series A preferred stock by related persons:

Stockholder	Shares of Series A preferred stock	Total purchase price
Entities affiliated with Versant Venture Capital(1)	20,000,000	$20,000,000.00
(1) Represents 15,000,000 shares of Series A preferred stock purchased by Versant Venture Capital VI, L.P., 3,728,392 shares of Series A preferred stock purchased by Versant Voyageurs I, L.P., and 1,271,608 shares of Series A preferred stock purchased by Versant Voyageurs I Parallel, L.P. Each of Bradley Bolzon and Alexander Mayweg serves as a director of the Company and is an affiliate of Versant Venture Capital,, of which Versant Venture Capital VI, L.P., Versant Voyageurs I, L.P., and Versant Voyageurs I Parallel, L.P. are affiliated funds. Entities affiliated with Versant Venture Capital collectively hold more than 5% of our voting securities.
Series B Preferred Stock Financing
In December 2018, with subsequent closings in July 2019 and August 2019, we sold an aggregate of 22,917,726 shares of our Series B preferred stock at a purchase price of $3.806 per share for an aggregate amount of $87.2 million. The following table summarizes purchases of our Series B preferred stock by related persons:

Stockholder	Shares of Series B preferred stock	Total purchase price
Entities affiliated with Versant Venture Capital(1)	3,941,142	$15,000,000.00
Entities affiliated with New Enterprise Associates 16, L.P.(2)	6,568,574	$25,000,000.00
Entities affiliated with RA Capital Management(3)	3,941,142	$15,000,000.00
David M. Epstein(4)	13,136	$50,000.00
(1) Represents 1,970,572 shares of Series B preferred stock purchased by Versant Venture Capital VI, L.P., 1,469,412 shares of Series B preferred stock purchased by Versant Voyageurs I, L.P. and 501,158 shares of Series B preferred stock purchased by Versant Voyageurs I Parallel, L.P. Each of Bradley Bolzon and Alexander Mayweg serves as a director of the Company and is an affiliate of Versant Venture Capital, of which Versant Venture Capital VI, L.P., Versant Voyageurs I, L.P. and Versant Voyageurs I Parallel, L.P. are affiliated funds. Entities affiliated with Versant Venture Capital collectively hold more than 5% of our voting securities.
(2) Represents 6,565,290 shares of Series B preferred stock purchased by New Enterprise Associates 16, L.P. and 3,284 shares of Series B preferred stock purchased by NEA Ventures 2018, Limited Partnership. Ali Behbahani serves as a director of the Company and is an affiliate of New Enterprise Associates, of which New Enterprise Associates 16, L.P. and NEA Ventures 2018, Limited Partnership are affiliated funds. Entities affiliated with New Enterprise Associates collectively hold more than 5% of our voting securities.
(3) Represents 2,885,295 shares of Series B preferred stock purchased by RA Capital Healthcare Fund, LP, 492,643 shares of Series B preferred stock purchased by RA Capital Nexus Fund, L.P. and 563,204 shares of Series B preferred stock purchased by Blackwell Partners LLC—Series A. Rajeev Shah serves as a director of the Company and is an affiliate of RA Capital Management, of which RA Capital Healthcare Fund, LP, RA Capital Nexus Fund, L.P. and Blackwell Partners LLC—Series A are affiliated funds. Entities affiliated with RA Capital Management collectively hold more than 5% of our voting securities.
(4) David M. Epstein is a founder of the Company and currently serves as our Chief Executive Officer and President. Dr. Epstein holds more than 5% of our voting securities.

Series C Preferred Stock Financing
In November 2019, we sold an aggregate of 19,420,124 shares of our Series C preferred stock at a purchase price of $4.3769 per share for an aggregate amount of $85.0 million. The following table summarizes purchases of our Series C preferred stock by related persons:

Stockholder	Shares of Series C preferred stock	Total purchase price
Entities affiliated with Versant Venture Capital(1)	5,186,048	$22,698,813
New Enterprise Associates(2)	1,422,862	$6,227,725
Entities affiliated with RA Capital Management(3)	853,716	$3,736,630
Entities affiliated with Boxer Capital, LLC(4)	3,998,263	$17,499,997
(1) Represents 2,444,382 shares of Series C preferred stock purchased by Versant Vantage I, L.P., 1,370,833 shares of Series C preferred stock purchased by Versant Venture Capital VI, L.P., 1,055,960 shares of Series C preferred stock purchased by Versant Voyageurs I, L.P. and 314,873 shares of Series C preferred stock purchased by Versant Voyageurs I Parallel, L.P. Each of Bradley Bolzon and Alexander Mayweg serves as a director of the Company and is an affiliate of Versant Venture Capital, of which Versant Vantage I, L.P., Versant Venture Capital VI, L.P., Versant Voyageurs I, L.P. and Versant Voyageurs I Parallel, L.P. are affiliated funds. Entities affiliated with Versant Venture Capital collectively hold more than 5% of our voting securities.
(2) Ali Behbahani serves as a director of the Company and is an affiliate of New Enterprise Associates, of which New Enterprise Associates 16, L.P. is an affiliated fund. Entities affiliated with New Enterprise Associates collectively hold more than 5% of our voting securities.
(3) Represents 548,224 shares of Series C preferred stock purchased by RA Capital Healthcare Fund, LP, 213,429 shares of Series C preferred stock purchased by RA Capital Nexus Fund, L.P. and 92,063 shares of Series C preferred stock purchased by Blackwell Partners LLC—Series A. Rajeev Shah serves as a director of the Company and is an affiliate of RA Capital Management, of which RA Capital Healthcare Fund, LP, RA Capital Nexus Fund, L.P. and Blackwell Partners LLC—Series A are affiliated funds. Entities affiliated with RA Capital Management collectively hold more than 5% of our voting securities.
(4) Represents 3,814,572 shares of Series C preferred stock purchased by Boxer Capital, LLC and 183,691 shares of Series C preferred stock purchased by MVA Investors, LLC. Entities affiliated with Boxer Capital, LLC collectively hold more than 5% of our voting securities.
Initial Public Offering
On February 3, 2020, we completed the IPO of our common stock pursuant to which we issued and sold 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, at a public offering price of $19.00 per share. The total underwriting discounts and commissions payable by us in connection with the offering were $16,191,770.
Agreement with Ridgeline Therapeutics
We entered into a services agreement with Ridgeline Therapeutics GmbH, or Ridgeline, in March 2017, amended in November 2017 and December 2018, or the Service Agreement. Ridgeline is a discovery engine owned by Versant Ventures Capital. Pursuant to the Service Agreement, Ridgeline provides us with certain services, including research and development and management and administration. Ridgeline also provides us with the services of a team of scientists. In 2019, in connection with the services provided, we paid Ridgeline $950,000 a month, which was reconciled on a quarterly basis with the actual expenses incurred by Ridgeline on our behalf and a corresponding reconciling payment was made by us to (or received by us from) Ridgeline each quarter. We paid Ridgeline $10.4 million and $2.7 million in the years ended December 31, 2019 and 2018. On March 20, 2020, we entered in to a third amendment to the Service Agreement. For more information, see Item 9B of this Annual Report.
Each of Bradley Bolzon and Alexander Mayweg serves as a director of the Company and is an affiliate of Versant Venture Capital, of which Versant Venture Capital VI, L.P., Versant Voyageurs I, L.P., and Versant Voyageurs I Parallel, L.P. are affiliated funds. Entities affiliated with Versant Venture Capital collectively hold more than 5% of our voting securities. See “Business—Our Collaboration with Ridgeline Therapeutics.”
Stock option grants to executive officers
We have granted stock options to our named executive officers as more fully described in the section entitled “Executive Compensation.”

Indemnification agreements
In connection with the IPO, we have entered into new agreements to indemnify our directors and executive officers. These agreements will, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law.
Director independence
Our common stock was approved for listing on The Nasdaq Global Select Market. Under the Nasdaq listing rules, independent directors must comprise a majority of a listed company’s board of directors within twelve months from the date of listing. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent within twelve months from the date of listing. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under Nasdaq listing rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board service; or (2) be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board of directors must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.
In December 2019, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that all members of our board of directors, except David M. Epstein, Alexander Mayweg and Bradley Bolzon, are independent directors, including for purposes of Nasdaq and the SEC rules. In making that determination, our board of directors considered the relationships that each director has with us and all other facts and circumstances the board of directors deemed relevant in determining independence, including the potential deemed beneficial ownership of our capital stock by each director, including non-employee directors that are affiliated with certain of our major stockholders. We expect that the composition and functioning of our board of directors and each of our committees complies with all applicable requirements of Nasdaq and the rules and regulations of the SEC. There are no family relationships among any of our directors or executive officers.
Audit committee
Our audit committee consists of Garry E. Menzel, Ali Behbahani and Rajeev Shah and is chaired by Garry E. Menzel. The functions of the audit committee include:
•appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
•reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
•coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
•establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report;
•monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
•reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and
•reviewing quarterly earnings releases.
All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq listing rules. Our board of directors has determined that all of the directors that comprise our audit committee satisfy the relevant independence requirements for service on the audit committee set forth in the rules of the SEC and the Nasdaq listing rules. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.
Compensation, nomination and corporate governance committee
Our compensation, nomination and corporate governance committee consists of Ali Behbahani, Garry E. Menzel and Samarth Kulkarni, and is chaired by Ali Behbahani. The functions of the compensation, nomination and corporate governance committee include:
•annually reviewing and recommending to the board of directors the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;
•evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation (i) reviewing and determining the cash compensation of our Chief Executive Officer and (ii) reviewing and approving grants and awards to our Chief Executive Officer under equity-based plans;
•reviewing and approving the compensation of our other executive officers;
•reviewing and establishing our overall management compensation, philosophy and policy;
•overseeing and administering our compensation and similar plans;
•evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq listing rules;
•reviewing and approving our policies and procedures for the grant of equity-based awards;
•reviewing and recommending to the board of directors the compensation of our directors;
•preparing our compensation committee report if and when required by SEC rules;
•reviewing and discussing annually with management our “Compensation Discussion and Analysis,” if and when required, to be included in our annual proxy statement;

•reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters;
•developing and recommending to the board of directors criteria for board and committee membership;
•establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
•reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
•identifying individuals qualified to become members of the board of directors;
•recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
•developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines; and
•overseeing the evaluation of our board of directors and management.
Each member of our compensation, nomination and corporate governance committee will be a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act.
Our board of directors may from time to time establish other committees.

Item 14. Principal Accounting Fees and Services
The firm of PricewaterhouseCoopers LLP, independent registered public accounting firm, has been selected by the audit committee as auditors for Black Diamond for the fiscal years ending December 31, 2019 and December 31, 2018. PricewaterhouseCoopers LLP has served as the independent registered public accounting firm for Black Diamond since 2019.
The audit committee is solely responsible for selecting Black Diamond’s independent registered public accounting firm and has appointed PricewaterhouseCoopers LLP as auditors for Black Diamond for the fiscal year ending December 31, 2020. Stockholder approval is not required to appoint PricewaterhouseCoopers LLP as Black Diamond’s independent registered public accounting firm.
Independent Registered Public Accounting Firm Fees
The following is a summary and description of fees incurred by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2019 and 2018.

	2019	2018
Audit fees(1)	$1,500,000	$40,000
Tax fees	—	32,000
All other fees(2)	2,700	—
Total fees	$1,502,700	$72,000
(1) Audit fees consist of fees for the audit of our annual financial statements, the review of our interim financial statements, and services provided in connection with the registration statement for the initial public offering of our common stock, which was completed in February 2020.
(2) Consists of license fees for accounting research software.

Audit Committee Pre-approval Policy and Procedures
Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.
From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.
During our 2019 and 2018 fiscal years, no services were provided to us by PricewaterhouseCoopers LLP other than in accordance with the pre-approval policies and procedures described above.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 125 of this Annual Report, incorporated into this Item by reference.
2. Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
3. Exhibits
The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

(b) Exhibit Index

Exhibit No.	Exhibit Index
3.1
Form of Fourth Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

3.2
Form of Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

4.1
Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated November 25, 2019 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

4.2	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)
4.3
Warrant to Purchase Stock, dated September 21, 2016, issued by the Registrant to Roche Finance Ltd (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

4.4*	Description of Securities
10.1#
2017 Employee, Director and Consultant Equity Incentive Plan, as amended and restated, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

10.2#
2020 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-235789) filed on January 21, 2020)

10.3#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)
10.4#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-235789) filed on January 21, 2020)
10.5#	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)
10.6#	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)
10.7#
Employment Agreement between the Registrant and David M. Epstein, Ph.D. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

10.8#
Employment Agreement between the Registrant and Brent Hatzis-Schoch (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

10.9#
Employment Agreement between the Registrant and Thomas Leggett (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

10.10#
Employment Agreement between the Registrant and Christopher D. Roberts (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

10.11
Lease Agreement, dated as of March 27, 2019, by and between MIT 139 Main Street Leasehold LLC and the Registrant (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

10.12†
Services Agreement, dated as of March 15, 2017, by and between Ridgeline Therapeutics GmbH and the Registrant, as amended (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

10.13†	Amendment No. 3 to Services Agreement, dated as of March 20, 2020, by and between Ridgeline Therapeutics GmbH and the Registrant.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101SCH*	Inline XBRL Taxonomy Extension Schema Document.
101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.
**	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
†	Portions of this exhibit (indicated by asterisks) will be omitted in accordance with the rules of the Securities and Exchange Commission.

Item 16. Form 10-K Summary
The company has elected not to include summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Diamond Therapeutics, Inc.

Date: March 24, 2020	By:	/s/ David M. Epstein
David M. Epstein President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints David M. Epstein and Brent Hatzis-Schoch, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March, 2020.

Signature	Title
/s/ David M. Epstein	President, Chief Executive Officer and Director (Principal Executive Officer)
David M. Epstein
/s/ Thomas Leggett	Chief Financial Officer (Principal Financial Officer)
Thomas Leggett
/s/ Bradley Bolzon	Chairman and Director
Bradley Bolzon
/s/ Ali Behbahani	Director
Ali Behbahani
/s/ Samarth Kulkarni	Director
Samarth Kulkarni
/s/ Alexander Mayweg	Director
Alexander Mayweg
/s/ Garry E. Menzel	Director
Garry E. Menzel
/s/ Rajeev Shah	Director
Rajeev Shah