Form 10-Q
period 2020-03-31
Black Diamond Therapeutics, Inc.
filed 2020-05-12
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _ TO _
COMMISSION FILE NUMBER 001-38501
___________________________________________
BLACK DIAMOND THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________

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

As of May 5, 2020, the registrant had 35,910,705 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference
None.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:
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

•the ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole; and
•other risks and uncertainties, including those discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report.
Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
All of our forward-looking statements are as of the date of this Quarterly Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report that modify or impact any of the forward-looking statements contained in this Quarterly Report will be deemed to modify or supersede such statements in this Quarterly Report.
We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Quarterly Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

BLACK DIAMOND THERAPEUTICS, INC.

We have applied for various trademarks that we use in connection with the operation of our business. This Quarterly Report may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Quarterly Report is not intended to, and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Quarterly Report may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner of these trademarks, service marks and trade names will not assert, to the fullest extent under applicable law, its rights.
From time to time, we may use our website or our LinkedIn profile at www.linkedin.com/company/black-diamond-therapeutics to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.blackdiamondtherapeutics.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website or our LinkedIn page is not incorporated into, and does not form a part of, this Quarterly Report.

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$357,191	$154,666
Prepaid expenses and other current assets	4,896	1,048
Total current assets	362,087	155,714
Equipment, net	154	164
Restricted cash	55	55
Deferred offering costs	—	2,303
Right-of-use asset	429	—
Other non-current assets	79	59
Total assets	$362,804	$158,295
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$3,798	$1,964
Amounts due to related party	964	—
Accrued expenses and other current liabilities	2,538	2,899
Total current liabilities	7,300	4,863
Derivative liabilities	—	16
Non-current operating lease liability	239	—
Total liabilities	7,539	4,879
Commitments and contingencies (Note 10)	—	—
Convertible preferred stock (Note 6)	—	200,573
Stockholders' equity (deficit):
Common stock; $0.0001 par value; 500,000,000 shares authorized at March 31, 2020 and 80,000,000 shares authorized at December 31, 2019; 35,910,705 shares issued and outstanding at March 31, 2020 and 2,236,672 shares issued and outstanding at December 31, 2019	5	1
Additional paid-in capital	418,375	3,812
Accumulated deficit	(63,115)	(50,970)
Total stockholders' equity (deficit)	355,265	(47,157)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$362,804	$158,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development (inclusive of $1,880 and $1,940, respectively, with a related party)	$7,354	$3,013
General and administrative (inclusive of $0 and $11, respectively, with a related party)	5,525	828
Total operating expenses	12,879	3,841
Loss from operations	(12,879)	(3,841)
Other income (expense):
Interest income	744	11
Other income (expense)	(10)	2
Total other income (expense), net	734	13
Net loss attributable to common stockholders	$(12,145)	$(3,828)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(1.87)
Weighted average common shares outstanding, basic and diluted	23,699,255	2,044,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,145)	$(3,828)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,877	91
Depreciation expense	10	12
Noncash rent expense	47	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(3,848)	(1,195)
Other non-current assets	(20)	(16)
Accounts payable	2,394	(54)
Amounts due to related party	964	(1,707)
Accrued expenses and other current liabilities	(547)	(181)
Non-current operating lease liability	(51)	—
Net cash used in operating activities	(11,319)	(6,878)

Cash flows from investing activities:
Purchases of equipment	—	(10)
Net cash used in investing activities	—	(10)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs of $1,275	213,844	—
Net cash provided by financing activities	213,844	—
Net increase (decrease) in cash and cash equivalents	202,525	(6,888)
Cash, cash equivalents and restricted cash, beginning of period	154,721	51,660
Cash, cash equivalents and restricted cash, end of period	$357,246	$44,772

Cash and cash equivalents, end of period	$357,191	$44,717
Restricted cash, end of period	55	55
Cash, cash equivalents and restricted cash, end of period	$357,246	$44,772

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock into common stock upon closing of initial public offering	$200,573	$—
Reclassification of warrants to additional paid-in capital	$16	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(in thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Par Value
BALANCE - December 31, 2018	33,668,075	$60,770	2,173,684	$1	$169	$(15,712)	$(15,542)
Grant of restricted common stock awards	—	—	46,416	—	—	—	—
Stock-based compensation	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	(3,828)	(3,828)
BALANCE - March 31, 2019	33,668,075	60,770	2,220,100	1	260	(19,540)	(19,279)

BALANCE - December 31, 2019	64,839,353	$200,573	2,236,672	$1	$3,812	$(50,970)	$(47,157)
Conversion of preferred stock to common stock upon closing of the initial public offering	(64,839,353)	(200,573)	21,499,770	3	200,570	—	200,573
Issuance of common stock, net of issuance costs	—	—	12,174,263	1	212,100	—	212,101
Reclassification of warrants to additional paid-in capital	—	—	—	—	16	—	16
Stock-based compensation	—	—	—	—	1,877	—	1,877
Net loss	—	—	—	—	—	(12,145)	(12,145)
BALANCE - March 31, 2020	—	$—	35,910,705	$5	$418,375	$(63,115)	$355,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Black Diamond Therapeutics, Inc. (the “Company”) is a precision oncology medicine company pioneering the discovery and development of small molecule, tumor-agnostic therapies. The Company was originally organized as a limited liability company in December 2014 under the name ASET Therapeutics LLC. In September 2016, the Company was converted to a corporation under the laws of the State of Delaware under the name ASET Therapeutics, Inc. The Company changed its name to Black Diamond Therapeutics, Inc. in January 2018. Since its inception, the Company has devoted substantially all of its efforts to raising capital, obtaining financing, and incurring research and development costs related to the development of its mutation, allostery, and pharmacology computational and discovery platform.
The Company is subject to risks and uncertainties common to early stage companies in the biotechnology industry. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any products, if approved, will be commercially viable. The Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnological companies. In addition, the Company is dependent upon the services of its employees, consultants and service providers including a related party Ridgeline Therapeutics GmbH (“Ridgeline”). Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
On January 21, 2020, the Company effected a 1-for-3.01581 reverse stock split of the Company’s common stock. All shares, stock options, warrants and per share information presented in the condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock.
On February 3, 2020, the Company completed an initial public offering (the “IPO”) of 12,174,263 shares of its common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231,311 and its shares started trading on The Nasdaq Global Select Market under the ticker symbol “BDTX.” The Company received $212,101 in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 21,499,770 shares of common stock.
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Historically, the Company has funded its operations primarily with proceeds from the sale of convertible preferred stock. The Company has incurred recurring losses since its inception, including net losses of $12,145 and $3,828 for the three months ended March 31, 2020 and 2019, respectively. In addition, as of March 31, 2020 and December 31, 2019, the Company had an accumulated deficit of $63,115 and $50,970, respectively. The Company expects to continue to generate operating losses for the foreseeable future.
As of May 12, 2020, the issuance date of the condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital requirements into 2023.

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
The ongoing global outbreak of the novel coronavirus disease (“COVID-19”) has resulted in significant governmental measures being implemented to control the spread of the virus and while the Company cannot predict the scope and severity, these developments and measures could materially and adversely affect the business, results of operations and financial condition. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of the Company’s business and have taken steps to minimize its impact on the business. However, the extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or treat its impact, among others. Furthermore, for the safety of the Company’s employees and families, the Company has temporarily reduced the presence of scientists in the labs and are relying on third parties to conduct many of the experiments and studies for research programs. Certain of the Company’s third party service providers have also experienced shutdowns or other business disruptions. As a result, the Company’s ability to conduct business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on the Company’s business, results of operations and financial condition.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its wholly owned subsidiaries, Black Diamond Therapeutics (Canada), Inc. and Black Diamond Therapeutics Security Corporation, after elimination of all significant intercompany accounts and transactions.
Unaudited interim financial information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results for any interim period are not necessarily indicative of results for any future period.

Use of estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of common stock and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities.
Deferred offering costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process preferred stock or common stock financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of convertible preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations. After consummation of the IPO, which closed on February 3, 2020, these costs were recorded in stockholders' equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. As of December 31, 2019, the Company recorded deferred offering costs of $2,303.
Leases
Effective January 1, 2020, the Company adopted Accounting Standards Updated (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), using the modified retrospective method and utilized the effective date as its date of initial application, with prior periods presented in accordance with previous guidance under ASC 840, Leases (“ASC 840”). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable.

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date. The Company has elected not to recognize leases with an original term of one year or less on the condensed consolidated balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.
Assumptions made by the Company at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.
The Company elected the following practical expedients, which must be elected as a package and applied consistently to all of its leases at the transition date (including those for which the entity is a lessee or a lessor): i) the Company did not reassess whether any expired or existing contracts are or contain leases; ii) the Company did not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with ASC 840 are classified as operating leases, and all existing leases that were classified as capital leases in accordance with ASC 840 are classified as finance leases); and iii) the Company did not reassess initial direct costs for any existing leases.
For leases that existed prior to the date of initial application of ASC 842 (which were previously classified as operating leases), a lessee may elect to use either the total lease term measured at lease inception under ASC 840 or the remaining lease term as of the date of initial application of ASC 842 in determining the period for which to measure its incremental borrowing rate. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates.
In accordance with ASC 842, components of a lease should be split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.
Entities may elect not to separate lease and non-lease components. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.

Recently adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases on their balance sheet date. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. In July 2018, an amendment was made that allows companies the option of using the effective date of the new standard as the initial application date (at the beginning of the period in which the new standard is adopted, rather than at the beginning of the earliest comparative period). This update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize the associated lease assets and lease liabilities on its balance sheet. Additionally, in March 2019, the FASB issued ASU 2019-01 (“ASU No. 2019-01”). ASU No. 2019-01 clarifies the transition guidance related to interim disclosures provided in the year of adoption. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease did not significantly change from previous U.S. GAAP. The modified retrospective method includes several optional practical expedients that entities may elect to apply, as well as transition guidance specific to nonstandard leasing transactions.
The Company adopted Topic 842 on January 1, 2020. In adopting Topic 842, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company made an accounting policy election to keep leases with a term of 12 months or less off its condensed consolidated balance sheet.
Adoption of this standard resulted in the recording of operating lease liabilities and right-of-use assets of $480 and $476, respectively, on the Company’s condensed consolidated balance sheet on the effective date. The adoption of the standard did not have a material effect on the Company’s condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of cash flows or accumulated deficit. Refer to Note 9 for right-of-use assets and liabilities recorded during the three months ended March 31, 2020.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. The new standard was effective for the Company beginning January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company's disclosures, financial position or results or operations upon adoption.
In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I (“ASU 2017-11”). Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2019. The new standard was effective for the Company beginning January 1, 2020. The adoption of ASU 2017-11 did not have a material impact on the Company’s financial position or results of operations upon adoption.

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
3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at March 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$352,817	$—	$—	$352,817
Total	$352,817	$—	$—	$352,817

	Fair value measurements at December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$24,157	$—	$—	$24,157
Total	$24,157	$—	$—	$24,157
Liabilities:
Derivative liabilities	$—	$—	$16	$16
Total	$—	$—	$16	$16

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. During the three months ended March 31, 2020 and year ended December 31, 2019, there were no transfers in or out of Level 3.
Valuation of derivative liabilities
The fair value of the derivative liabilities related to the warrants to purchase series A convertible preferred stock is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

Upon completion of the IPO in February 2020, the warrants to purchase series A convertible preferred stock converted to warrants to purchase 10,757 shares of common stock and the fair value of the derivative liability was reclassified to additional paid-in capital. As a result, we will no longer remeasure the fair value of the warrant liability at each reporting date. Derivative liabilities consisted of the following:

March 31, 2020
Balance - December 31, 2019	$16
Reclassification to additional paid-in capital in connection with IPO	(16)
Balance - March 31, 2020	$—
4. PROPERTY AND EQUIPMENT
Equipment, net consisted of the following:

	March 31, 2020	December 31, 2019
Laboratory equipment	$218	$218
Computer and office equipment	58	58
Equipment	276	276
Less: accumulated depreciation	(122)	(112)
Total Equipment, net	$154	$164

Depreciation expense for the three months ended March 31, 2020 and 2019 was $10 and $12, respectively.
5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Contracted research services	$473	$434
Payroll and related expenses	1,002	1,182
Professional and consulting fees	760	984
Legal fees	107	299
Current portion of operating lease liability	196	—
Total accrued expenses and other current liabilities	$2,538	$2,899

6. STOCKHOLDERS’ EQUITY
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.
Upon closing of the IPO on February 3, 2020, all of the preferred stock converted into an aggregate of 21,499,770 shares of common stock.
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

7. STOCK-BASED COMPENSATION
2017 Equity Incentive Plan
The Company’s 2017 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2017 Plan”), provided for the Company to grant qualified incentive options, nonqualified options, stock grants and other stock-based awards to employees and non-employees to purchase the Company’s common stock. Upon the effectiveness of the 2020 Plan (as defined below), no further issuances will be made under the 2017 Plan.
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
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Research and development	$564	$80
General and administrative	1,313	11
	$1,877	$91
Options
During the three months ended March 31, 2020, the Company granted options to purchase 741,347 shares of common stock. The total fair value of options vested during three months ended March 31, 2020 was $714. As of March 31, 2020, there were 3,082,346 options outstanding, 37,475 options were forfeited during the period. The weighted-average grant-date fair value per share of options granted during the three months ended March 31, 2020 was $10.93.

For the three months ended March 31, 2020, total unrecognized compensation cost related to the unvested stock-options was $18,088, which is expected to be recognized over a weighted average period of 3.3 years.
8. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Net loss attributable to common stockholders	$(12,145)	$(3,828)
Weighted average common shares outstanding, basic and diluted	23,699,255	2,044,380
Net loss per share, basic and diluted	$(0.51)	$(1.87)

The Company had no unvested restricted common shares outstanding at March 31, 2020. Unvested restricted common shares at March 31, 2019 have been excluded from the computation of basic net loss per share attributable to common stockholders.
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

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	3,082,346	81,946
Unvested restricted stock	—	172,223
Preferred stock (as converted to common stock)	—	11,163,838
Warrants to purchase shares of series A preferred stock (as converted to common stock)	—	10,757
	3,082,346	11,428,764
9. LEASES
The Company has historically entered into lease arrangements for its facilities. As of March 31, 2020, the Company had one operating lease with required future minimum payments. In applying the transition guidance under ASC 842, the Company determined the classification of this lease to be an operating lease and recorded a right-of-use asset and lease liability as of the effective date. The Company’s leases generally do not include termination or purchase options.

Operating Leases
In February 2019, the Company entered into an agreement to lease approximately 2,357 square feet of office space for its principal office, which is located in Cambridge, MA. The lease expires on April 30, 2022, subject to an option to extend the lease for three additional years.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Lease Cost
Operating lease cost	$56
Short-term lease cost	160
Variable lease cost	12
Total lease cost	$228

Other Operating Lease Information	March 31, 2020
Cash paid for amounts included in the measurement of lease liability	$55
Weighted-average remaining lease term	2.1
Weighted-average discount rate	8.6%
The variable lease costs for the three months ended March 31, 2020 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
Future minimum lease payments under the Company’s operating leases as of March 31, 2020 were as follows:

As of March 31, 2020
2020 (excluding the three months ended March 31, 2020)	$168
2021	228
2022	77
Thereafter	—
Total lease payments	473
Less: interest	(38)
Total lease liability	$435

As of December 31, 2019, future minimum lease payments under the Company’s lease obligations under ASC 840 were as follows:

Years Ending December 31,
2020	$223
2021	228
2022	77
2023	—
Total	$528

10. COMMITMENTS AND CONTINGENCIES
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
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2020 or December 31, 2019.
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
11. BENEFIT PLANS
In 2018 the Company established a Simplified Employee Pension (“SEP”) defined-contribution savings plan. This plan covers substantially all employees who meet minimum age and service requirements. The Company provides contributions of 6% of each participant’s salary. Employees are immediately and fully vested in the Company’s contribution. During the three months ended March 31, 2020 and 2019, the Company contributed $149 and $23 to the plan, respectively.

12. RELATED-PARTY TRANSACTIONS
The Company is party to a services agreement, which was entered into in March 2017 and amended in November 2017 and March 2020, with Ridgeline. Ridgeline is an entity owned by one of its investors, whereby an individual who is a Company director and was executive officer until September 2019 and other employees of Ridgeline provide the Company with scientific consulting services. The services agreement is effective until December 31, 2020. Under the November 2017 amended services agreement the Company paid Ridgeline $950 per month, and reconciled on a quarterly basis with the actual expenses incurred by Ridgeline on its behalf. In connection with the March 2020 amendment to the services agreement, the Company transitioned to a more limited consulting arrangement where Ridgeline invoices the Company for services performed on an ongoing monthly basis. Total amounts due to related party were $964 as of March 31, 2020. Total prepaids with related party were $916 as of December 31, 2019. Total service fees incurred were $1,880 and $1,951, for the three months ended March 31, 2020 and 2019, respectively.

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 24, 2020. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Overview
We are a precision oncology medicine company pioneering the discovery and development of small molecule, tumor-agnostic therapies. We target undrugged oncogenic driver mutations in patients with genetically defined cancers. The foundation of our company is built upon a deep understanding of cancer genetics, protein structure and function, and medicinal chemistry. Our proprietary technology platform, which we refer to as our Mutation-Allostery-Pharmacology, or MAP, platform, is designed to allow us to analyze population-level genetic sequencing data to discover oncogenic mutations that promote cancer across tumor types. Our goal is to identify families of mutations that can be inhibited with a single small molecule therapy in a tumor-agnostic manner. We have designed our lead product candidate, BDTX-189, to potently and selectively inhibit a family of oncogenic proteins defined by mutations which occur outside the adenosine triphosphate, or ATP site, and which we refer to as non-canonical mutations. Non-canonical mutations occur across a range of tumor types that affect both the epidermal growth factor receptor, or EGFR, and the tyrosine-protein kinase ErbB-2, or HER2. We have designed BDTX-189 to bind to the active site of these mutant kinases and inhibit their function. BDTX-189 is also designed to spare normal, or wild type, EGFR, which we believe will improve upon the toxicity profiles of current ErbB kinase inhibitors. We are also leveraging our MAP platform to identify other families of non-canonical mutations in validated oncogenes beyond ErbB, which has the potential to expand the reach of targeted therapies.
Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet successfully completed any pivotal clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Through March 31, 2020, we had received net proceeds of $200.6 million from sales of our preferred stock.
We submitted our IND for BDTX-189 in November 2019, which was allowed by the U.S. Food and Drug Administration, or FDA, on December 13, 2019. We have since begun enrollment and dosing of patients in the Phase 1 portion of our MasterKey-01 trial to pursue a tumor-agnostic development strategy and expect to complete the Phase 1 portion of the trial by the first half of 2021.
In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease (“COVID-19”), was reported to have surfaced in Wuhan, China, and has since spread to other regions and countries worldwide, including the United States and Europe. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it has and will continue to impact our operations and the operations of our suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by federal, state or local authorities. In addition, we have taken steps to minimize the current environment’s impact on our business and strategy, including devising contingency plans and securing additional resources from third party service providers. For the safety of our employees and their families, we have temporarily reduced the presence of our scientists in our labs and are relying on third parties to conduct many of the experiments and studies for our research programs. Certain of our third party service providers have also experienced shutdowns or other business disruptions. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. In particular, our ability to conduct our MasterKey-01 trial in a timely manner that meets our current projected timelines could be adversely impacted. While the Phase 1 portion of the trial currently remains on track to complete in mid-2021, potential COVID-19-associated risks include delays in patient recruitment and principal investigator availability, clinical trial site shutdowns or other interruptions and potential limitations on the quality, completeness and interpretability of data we are able to collect. Additionally, our drug product supply chain, early stage research & development programs and activities and other aspects of our business operations could be negatively impacted by the pandemic and COVID-19-related delays or disruptions.
Beyond the impact on our pipeline, the extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions to contain COVID-19 or treat its impact, among others. If we or any of the third parties with whom we engage, however, were to experience any additional shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.
Since inception we have incurred significant operating losses. Our net losses were $12.1 million and $3.8 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $63.1 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•continue preclinical studies and initiate or advance clinical trials for BDTX-189, our glioblastoma (GBM) program and other product candidates;
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
As of March 31, 2020, we had cash and cash equivalents of $357.2 million, which we believe will fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
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
•expenses incurred under our services agreement with Ridgeline Therapeutics GmbH, or Ridgeline;
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we commence our planned clinical trials for BDTX-189, as well as conduct other preclinical and clinical development, including submitting regulatory filings for our other product candidates. Historically, many of our research and development activities were conducted pursuant to our services agreement with Ridgeline, a related party, and we have transitioned many of these activities internally as we’ve increased our internal capacity. While the service fee we have historically paid under our Ridgeline Services Agreement has been reduced significantly as a result of this transition, we expect that we will incur increased personnel and overhead costs associated with moving those functions in-house, which we expect will offset that reduction in Ridgeline services fees. In addition, we expect our discovery research efforts and our related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

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

Other income (expense)
Other income (expense) consists primarily of interest income earned on our cash balance, realized and unrealized foreign currency transaction gains and losses, and changes in fair value of derivative liabilities.
Our issuance of Series B preferred stock provided investors the right to participate in subsequent offerings of Series B preferred stock, in the event specified developmental and regulatory milestones were achieved. We classified the tranche right as a derivative liability on our condensed consolidated balance sheets. We remeasured the derivative liability associated with tranche right to fair value at each reporting date, and recognized change in the fair value of the derivative liability in the condensed consolidated statements of operations.
Results of operations
Comparison of the three months ended March 31, 2020 and 2019
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development (inclusive of $1,880 and $1,940 respectively, with a related party)	$7,354	$3,013	$4,341
General and administrative (inclusive of $0 and $11, respectively, with a related party)	5,525	828	4,697
Total operating expenses	12,879	3,841	9,038
Loss from operations	(12,879)	(3,841)	(9,038)
Other income (expense):
Interest income	744	11	733
Other income (expense)	(10)	2	(12)
Total other income (expense), net	734	13	721
Net loss attributable to common stockholders	$(12,145)	$(3,828)	$(8,317)
Research and development (inclusive of amounts with a related party)
Research and development expenses were $7.4 million for the three months ended March 31, 2020, compared to $3.0 million for the three months ended March 31, 2019. The increase of $4.3 million was primarily due to an increase in headcount and external fees related to the continued development of our MAP platform and our product candidates, including BDTX-189. We do not currently track expenses on a program-by-program basis.
General and administrative (inclusive of amounts with a related party)
General and administrative expenses were $5.5 million for the three months ended March 31, 2020, compared to $0.8 million for the three months ended March 31, 2019. The increase of $4.7 million was primarily a result of higher personnel-related costs due to additional headcount and higher legal and other professional fees due to preparing to operate as a public company.

Other income (expense)
Other income (expense) was $0.7 million for the three months ended March 31, 2020, compared to less than $0.1 million for the three months ended March 31, 2019. The increase was primarily attributable to the increase in interest income due to the increase in cash period over period.
Liquidity and capital resources
Sources of liquidity
Since our inception, we have not generated any revenue from any product sales or any other sources, and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of preferred stock. On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. The Company received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Through March 31, 2020, we had previously received net cash proceeds of $200.6 million from sales of our preferred stock and as of March 31, 2020, we had cash and cash equivalents of $357.2 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(11,319)	$(6,878)
Cash used in investing activities	—	(10)
Cash provided by financing activities	213,844	—
Net increase (decrease) in cash and cash equivalents	$202,525	$(6,888)
Operating activities
During the three months ended March 31, 2020, we used cash in operating activities of $11.3 million, primarily resulting from our net loss of $12.1 million, partially offset by the non-cash charge related to stock compensation expense of $1.9 million.
During the three months ended March 31, 2019, we used cash in operating activities of $6.9 million, primarily resulting from our net loss of $3.8 million, partially offset by an decrease in accrued expenses and an increase in prepaid expenses.
Changes in accounts payable and accrued expenses in all periods were generally due to growth in our business, the advancement of our product candidates, and the timing of vendor invoicing and payments.
Investing activities
During the three months ended March 31, 2020, we had no investing activities.
During the three months ended March 31, 2019, we used cash in investing activities of less than $0.1 million, consisting solely of purchases of equipment.

Financing activities
During the three months ended March 31, 2020, we had cash provided by financing activities of $213.8 million, consisting primarily of proceeds from the initial public offering.
During the three months ended March 31, 2019, we had no financing activities.
Funding requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. The timing and amount of our operating expenditures will depend largely on our ability to:
•advance BDTX-189 through the clinic;
•advance preclinical development of our early stage programs, including in GBM;
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
As of March 31, 2020, we had cash and cash equivalents of $357.2 million, which we believe will fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for BDTX-189 or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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
Critical accounting policies and significant judgments and use of estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 24, 2020. During the three months ended March 31, 2020, there were no material changes to our critical accounting policies from those previously disclosed.
Recently issued accounting pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Internal Control Over Financial Reporting
In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2017 and remain unremediated as of March 31, 2020. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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
Remediation Activities
Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken during the quarter ended March 31, 2020:
•strengthened our internal policies, processes and reviews, including drafting of related documentation thereof; and
•selected an enterprise resource planning system to support key financial processes and controls, and anticipate the implementation to begin in the second quarter of 2020.
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
Changes in Internal Control over Financial Reporting
The items described in “Remediation Activities” above are considered a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report and in other documents that we file with the SEC, in evaluating the Company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks that we face. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Certain statements in this Quarterly Report are forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
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

We have incurred significant net losses in each period since we commenced operations in December 2014. For the three months ended March 31, 2020 and 2019, we reported net losses of $12.1 million and $3.8 million, respectively. As of March 31, 2020, we had an accumulated deficit of $63.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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

We had cash and cash equivalents of $357.2 million as of March 31, 2020. Our net proceeds from our initial public offering were $212.1 million, based the initial public offering price of $19.00 per share, after deducting underwriting discounts and commissions and offering expenses payable by us. We believe that, based upon our current operating plan, our existing capital resources, including net proceeds from our initial public offering will be sufficient to fund our anticipated operations into 2023, including the Phase 1/2 development of BDTX-189, the identification of a lead product candidate and IND-enabling studies in our glioblastoma program, with additional resources for continued development of our MAP platform. Our future capital requirements will depend on many factors, including:
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

There is no guarantee that the results obtained in current preclinical studies or our open-label Phase 1/2 clinical trial of BDTX-189 will be sufficient to obtain regulatory approval or marketing authorization for such product candidate. Negative results in the development of our lead product candidate may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates. For example, although we believe based on our preclinical studies that the conformational change to the active site receptor is similar for all of the genetic mutations we are targeting and therefore the chemical structure of BDTX-189 will suffice to bind adequately to such receptor for all such mutations, this may not prove true in clinical testing of BDTX-189 for all or any of the targeted mutations. Moreover, anti-tumor activity may be different in each of the different tumor types we plan on evaluating in the clinical trial. Therefore, even though we plan on pursuing tumor-agnostic clinical development of BDTX-189, the tumor response may be low in patients with some cancers compared to others. This may result in discontinuation of development of BDTX-189 for patients with these tumor types and/or mutations due to insufficient clinical benefit while continuing development for a more limited population of patients more likely to benefit. As a consequence, we may have to negotiate with the FDA to reach agreement on defining the optimal patient population, study design and size in order to obtain regulatory approval, any of which may require significant additional resources and delay the timing of our clinical trials and ultimately the approval, if any, of any of our product candidates.
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
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019, an outbreak of a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread to other regions and countries worldwide, including the United States and Europe. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures.

The continued spread of COVID-19 or other global health matters, such as pandemics, could also impact our target patient populations as well as the hospitals and clinical sites in which we conduct any of our clinical trials, which could lead to delays in completing enrollment of our clinical trials. For instance, the COVID-19 outbreak could impair our ability to recruit and retain patients and engage principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography or due to prioritization of hospital resources toward the outbreak and restrictions on travel. Furthermore, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. COVID-19 already has affected and may further negatively affect the operations of third party contract research organizations that we rely upon to carry out our discovery work, clinical trials or the operations of our third party manufacturers, which could result in delays or disruptions in the supply of our product candidates and the conduct of experiments and studies. Any negative impact COVID-19 has to patient enrollment or treatment or the timing and execution of our preclinical studies or clinical trials could cause costly delays to our development programs, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.
The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions to contain COVID-19 or treat its impact, among others. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, service providers, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.
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
All of our lead product candidates are in preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical studies and future clinical trials may not be successful.
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
As of March 31, 2020, we had 37 full-time employees. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:
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
Similar to the trading prices of the common stock of other biopharmaceutical companies, the trading price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:
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

We have broad discretion in the use of our existing cash, cash equivalents and marketable securities and may not use them effectively.
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

Based upon our common stock outstanding as of March 31, 2020, our executive officers, directors, and their affiliates beneficially owned over a majority of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Quarterly Report and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Quarterly Report and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in this Quarterly Report lapse, the trading price of our common stock could decline.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2020 Plan and our 2020 Employee Stock Purchase Plan, each of which became effective upon the effectiveness of the registration statement of which this Quarterly Report forms a part, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
In preparation of our financial statements to meet the requirements of our initial public offering, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2017 and remained unremediated as of March 31, 2020. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2019 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
On February 3, 2020, upon the closing of our IPO all 64,839,353 shares of our then-outstanding redeemable convertible preferred stock automatically converted into 21,499,770 shares of common stock. The issuance of such common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) of the Securities Act, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in this issuance of shares.
During the period between January 1, 2020 and March 31, 2020, we issued to certain of our employees and advisors, options to purchase an aggregate of 720,988 and 17,788 shares of our common stock at an exercise price of $19.00 and $24.77 per share, respectively. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit.
Use of Proceeds from IPO of Common Stock
On February 3, 2020, we completed the IPO of our common stock pursuant to which we issued and sold 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, at a public offering price of $19.00 per share.

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
We received aggregate gross proceeds from our IPO of $231.3 million, or aggregate net proceeds of $212.1 million after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.
There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus dated January 30, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report.

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

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)
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
Amendment No. 3 to Services Agreement, dated as of March 20, 2020, by and between Ridgeline Therapeutics GmbH and the Registrant (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K (File No. 001-39200) filed on March 24, 2020)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101SCH*	Inline XBRL Taxonomy Extension Schema Document.
101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.
+	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
†	Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Diamond Therapeutics, Inc.

Date: May 12, 2020	By:	/s/ David M. Epstein
David M. Epstein President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: May 12, 2020	By:	/s/ Thomas Leggett
Thomas Leggett Chief Financial Officer (Principal Financial Officer)