Form 10-Q
period 2020-06-30
Black Diamond Therapeutics, Inc.
filed 2020-08-11
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2020, the registrant had 35,912,705 shares of common stock, $0.0001 par value per share, outstanding.

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

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$63,984	$154,666
Short-term investments	140,505	—
Prepaid expenses and other current assets	3,756	1,048
Total current assets	208,245	155,714
Equipment, net	166	164
Restricted cash	55	55
Deferred offering costs	—	2,303
Right-of-use asset	382	—
Long-term investments	140,522	—
Other non-current assets	80	59
Total assets	$349,450	$158,295
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$45	$1,964
Amounts due to related party	15	—
Accrued expenses and other current liabilities	6,079	2,899
Total current liabilities	6,139	4,863
Derivative liabilities	—	16
Non-current operating lease liability	186	—
Total liabilities	6,325	4,879
Commitments and contingencies (Note 11)	—	—
Convertible preferred stock (Note 7)	—	200,573
Stockholders' equity (deficit):
Common stock; $0.0001 par value; 500,000,000 shares authorized at June 30, 2020 and 80,000,000 shares authorized at December 31, 2019; 35,910,705 shares issued and outstanding at June 30, 2020 and 2,236,672 shares issued and outstanding at December 31, 2019	5	1
Additional paid-in capital	419,794	3,812
Accumulated other comprehensive income	1,012	—
Accumulated deficit	(77,686)	(50,970)
Total stockholders' equity (deficit)	343,125	(47,157)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$349,450	$158,295
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development (inclusive of $223, $3,077, $2,103 and $5,017 respectively, with a related party)	$10,170	$5,646	$17,524	$8,659
General and administrative (inclusive of $0, $170, $0 and $181 respectively, with a related party)	4,858	1,353	10,383	2,181
Total operating expenses	15,028	6,999	27,907	10,840
Loss from operations	(15,028)	(6,999)	(27,907)	(10,840)
Other income (expense):
Interest expense	(1)	—	(1)	—
Interest income	881	9	1,625	20
Change in fair value of derivative liabilities	—	(5,300)	—	(5,300)
Other (expense) income	(423)	3	(433)	5
Total other income (expense), net	457	(5,288)	1,191	(5,275)
Net loss attributable to common stockholders	$(14,571)	$(12,287)	$(26,716)	$(16,115)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(5.99)	$(0.92)	$(7.86)
Weighted average common shares outstanding, basic and diluted	35,910,718	2,052,056	29,804,987	2,048,239

Comprehensive loss:
Net loss	$(14,571)	$(12,287)	$(26,716)	$(16,115)
Other comprehensive income:
Unrealized gains on investments	1,012	—	1,012	—
Comprehensive loss	$(13,559)	$(12,287)	$(25,704)	$(16,115)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(26,716)	$(16,115)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,296	283
Change in fair value of derivative liabilities	—	5,300
Depreciation expense	23	25
Accretion of discount on investments	(400)	—
Noncash rent expense	94	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(2,708)	(302)
Other non-current assets	(21)	(15)
Accounts payable	(1,359)	270
Amounts due to related party	15	(1,637)
Accrued expenses and other current liabilities	2,994	313
Non-current operating lease liability	(104)	—
Net cash used in operating activities	(24,886)	(11,878)

Cash flows from investing activities:
Purchases of equipment	(25)	(8)
Purchases of investments	(279,615)	—
Net cash used in investing activities	(279,640)	(8)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs of $1,275	213,844	—
Payment of deferred offering costs	—	(70)
Net cash provided by (used in) financing activities	213,844	(70)
Net decrease in cash and cash equivalents	(90,682)	(11,956)
Cash, cash equivalents and restricted cash, beginning of period	154,721	51,660
Cash, cash equivalents and restricted cash, end of period	$64,039	$39,704

Cash and cash equivalents, end of period	$63,984	$39,649
Restricted cash, end of period	55	55
Cash, cash equivalents and restricted cash, end of period	$64,039	$39,704

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock into common stock upon closing of initial public offering	$200,573	$—
Reclassification of warrants to additional paid-in capital	$16	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(in thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Par Value
BALANCE - December 31, 2018	33,668,075	$60,770	2,173,684	$1	$169	$—	$(15,712)	$(15,542)
Grant of restricted common stock awards	—	—	46,416	—	—	—	—	—
Stock-based compensation	—	—	—	—	91	—	—	91
Net loss	—	—	—	—	—	—	(3,828)	(3,828)
BALANCE - March 31, 2019	33,668,075	60,770	2,220,100	1	260	—	(19,540)	(19,279)
Grant of restricted common stock awards	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	192	—	—	192
Net loss	—	—	—	—	—	—	(12,287)	(12,287)
BALANCE - June 30, 2019	33,668,075	60,770	2,220,100	1	452	—	(31,827)	(31,374)

BALANCE - December 31, 2019	64,839,353	$200,573	2,236,672	$1	$3,812	$—	$(50,970)	$(47,157)
Conversion of preferred stock to common stock upon closing of the initial public offering	(64,839,353)	(200,573)	21,499,770	3	200,570	—	—	200,573
Issuance of common stock, net of issuance costs	—	—	12,174,263	1	212,100	—	—	212,101
Reclassification of warrants to additional paid-in capital	—	—	—	—	16	—	—	16
Stock-based compensation	—	—	—	—	1,877	—	—	1,877
Net loss	—	—	—	—	—	—	(12,145)	(12,145)
BALANCE - March 31, 2020	—	—	35,910,705	5	418,375	—	(63,115)	355,265
Stock-based compensation	—	—	—	—	1,419	—	—	1,419
Unrealized gains on investments	—	—	—	—	—	1,012	—	1,012
Net loss	—	—	—	—	—	—	(14,571)	(14,571)
BALANCE - June 30, 2020	—	$—	35,910,705	$5	$419,794	$1,012	$(77,686)	$343,125
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
As of August 11, 2020, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital requirements into 2023.

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
The ongoing global outbreak of the novel coronavirus disease (“COVID-19”), which began in December 2019 and has spread worldwide, has resulted, and will likely continue to result, in significant governmental measures being implemented to control the spread of the virus through quarantines, travel restrictions, heightened border security and other measures. While the Company cannot predict the scope and severity, these developments and measures have resulted, and will likely continue to result, in disruptions to our business, results of operations and financial condition. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of the Company’s business and has taken steps to minimize its impact on the business. In response to these public health directives and orders and to help minimize the risk of the virus to our employees, the Company has taken precautionary measures, including implementing work-from-home policies for certain employees. The effects of these responsive actions and precautionary measures may negatively impact productivity, disrupt our business and delay our clinical programs and timelines. However, the extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or treat its impact, among others. Furthermore, for the safety of the Company’s employees and families, the Company has introduced enhanced safety measures for scientists to be present in our labs and increased the use of third party service providers for the conduct of certain experiments and studies for research programs. Certain of the Company’s third party service providers have also experienced shutdowns or other business disruptions. While states and jurisdictions have started to rollback “stay-at-home” and quarantine orders, it is difficult to predict what the lasting impact of the pandemic will be, and any prolonged material disruption to the Company’s employees or third party service providers could negatively impact the Company’s ability to conduct business in the manner and on the timelines presently planned, which could have a material adverse impact on the Company’s business, results of operations and financial condition.
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
The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. The Company has considered the impact of COVID-19 on estimates within its financial statements and there may be changes to those estimates in future periods. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company has not experienced material business disruptions or incurred impairment losses in the carrying value of its assets as a result of the pandemic and is not aware of any specific related event or circumstance that would require it to update its estimates.
Deferred offering costs
As of December 31, 2019, the Company recorded deferred offering costs of $2,303. The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process preferred stock or common stock financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of convertible preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. After consummation of the IPO, which closed on February 3, 2020, these costs were recorded in stockholders' equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering.
Investments
The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company classifies its marketable securities as current or non-current based on each instrument’s underlying effective maturity date. Marketable securities with maturities of greater than three months as available-for-sale are classified as current and are included in investments in the condensed consolidated balance sheets. Marketable securities with maturities greater than one year are classified as non-current and are included in investments, non-current in the condensed consolidated balance sheets. The Company’s marketable securities consist of U.S. government agency securities, corporate bonds, and commercial paper. Debt securities are carried at fair value with unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized. Amortization and accretion of premiums and discounts are recorded in interest income (expense). Realized gains and losses on debt securities are included in other income (expense), net.
If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is other than temporary and, if so, marks the investment to market on the Company’s statement of operations and comprehensive income (loss).

Comprehensive loss
Comprehensive loss is composed of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on investments.
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
3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at June 30, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$59,764	$—	$—	$59,764
Investments:
Commercial paper	—	74,400	—	74,400
Corporate bonds	—	186,608	—	186,608
U.S. Government agencies	—	20,019	—	20,019
Total	$59,764	$281,027	$—	$340,791

	Fair value measurements at December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$24,157	$—	$—	$24,157
Total	$24,157	$—	$—	$24,157
Liabilities:
Derivative liabilities	$—	$—	$16	$16
Total	$—	$—	$16	$16

When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. When available, the Company uses quoted market prices to measure fair value. The valuation technique used to measure fair value for the Company's Level 1 and Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. If market prices are not available, the fair value measurement is based on models that use primarily market-based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.
There were no transfers in or out of Level 3 categories in the periods presented.
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

June 30, 2020
Balance - December 31, 2019	$16
Reclassification to additional paid-in capital in connection with IPO	(16)
Balance - June 30, 2020	$—
4. INVESTMENTS
As of June 30, 2020, investments were comprised of the following:

	June 30, 2020
	Amortized Cost	Fair Value
Due within one year or less	$140,093	$140,505
Due after one year through three years	139,922	140,522
Total investments	$280,015	$281,027
The amortized cost and estimated fair value of marketable securities, by contractual maturity:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Current	Non-Current
Commercial paper	$74,208	$192	$—	$74,400	$74,400	$—
Corporate bonds	185,789	819	—	186,608	66,105	120,503
U.S. Government agencies	20,018	1	—	20,019	—	20,019
Total	$280,015	$1,012	$—	$281,027	$140,505	$140,522
As of December 31, 2019, the Company did not hold any investments.

5. PROPERTY AND EQUIPMENT
Equipment, net consisted of the following:

	June 30, 2020	December 31, 2019
Laboratory equipment	$218	$218
Computer and office equipment	83	58
Equipment	301	276
Less: accumulated depreciation	(135)	(112)
Total Equipment, net	$166	$164

Depreciation expense for the six months ended June 30, 2020 and 2019 was $23 and $25, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Contracted research services	$2,276	$434
Payroll and related expenses	1,779	1,182
Professional and consulting fees	1,736	984
Legal fees	74	299
Current portion of operating lease liability	214	—
Total accrued expenses and other current liabilities	$6,079	$2,899

7. STOCKHOLDERS’ EQUITY
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
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$655	$166	$1,219	$246
General and administrative	764	26	2,077	37
	$1,419	$192	$3,296	$283
Options
During the six months ended June 30, 2020, the Company granted options to purchase 901,651 shares of common stock. The total fair value of options vested during the six months ended June 30, 2020 was $1,110. As of June 30, 2020, there were 3,240,362 options outstanding, 39,763 options were forfeited during the period. The weighted-average grant-date fair value per share of options granted during the six months ended June 30, 2020 was $13.08.
For the six months ended June 30, 2020, total unrecognized compensation cost related to the unvested stock-options was $20,337, which is expected to be recognized over a weighted average period of 3.1 years.

9. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(14,571)	$(12,287)	$(26,716)	$(16,115)
Weighted average common shares outstanding, basic and diluted	35,910,718	2,052,056	29,804,987	2,048,239
Net loss per share, basic and diluted	$(0.41)	$(5.99)	$(0.92)	$(7.86)

The Company had no unvested restricted common shares outstanding at June 30, 2020. Unvested restricted common shares at June 30, 2019 have been excluded from the computation of basic net loss per share attributable to common stockholders.
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

	Six Months Ended June 30,
	2020	2019
Options to purchase common stock	3,240,362	503,666
Unvested restricted stock	—	164,582
Preferred stock (as converted to common stock)	—	11,163,838
Warrants to purchase shares of series A preferred stock (as converted to common stock)	—	10,757
	3,240,362	11,842,843
10. LEASES
The Company has historically entered into lease arrangements for its facilities. As of June 30, 2020, the Company had one operating lease with required future minimum payments. In applying the transition guidance under ASC 842, the Company determined the classification of this lease to be an operating lease and recorded a right-of-use asset and lease liability as of the effective date. The Company’s leases generally do not include termination or purchase options.
Operating Leases
In February 2019, the Company entered into an agreement to lease approximately 2,357 square feet of office space for its principal office, which is located in Cambridge, MA. The lease expires on April 30, 2022, subject to an option to extend the lease for three additional years.

In July 2020, the Company entered into a seven-year agreement with an option to extend for five additional years to lease two floors totaling approximately 25,578 square feet of office space in Cambridge, MA. The lease on the first floor commenced on August 1, 2020 and the Company currently expects the lease of the second floor to commence in Q4 2020 when the landlord delivers the space in accordance with the lease terms. The Company is in the process of assessing the impacts to the financial statements, but currently expect to recognize the respective lease balances on the condensed consolidated balance sheets when the lease of each floor has commenced. Under the terms of the lease, the Company is required to make up to $17,048 in total minimum payments during the term and is required to issue a $1,168 letter of credit as security for the lease.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Lease Cost
Operating lease cost	$56	$112
Short-term lease cost	105	265
Variable lease cost	10	22
Total lease cost	$171	$399

Other Operating Lease Information	June 30, 2020
Cash paid for amounts included in the measurement of lease liability	$111
Weighted-average remaining lease term	1.8
Weighted-average discount rate	8.6%
The variable lease costs for the three and six months ended June 30, 2020 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
Future minimum lease payments under the Company’s operating leases as of June 30, 2020 were as follows:

As of June 30, 2020
2020 (excluding the six months ended June 30, 2020)	$112
2021	228
2022	77
Thereafter	—
Total lease payments	417
Less: interest	(29)
Total lease liability	$388

As of December 31, 2019, future minimum lease payments under the Company’s lease obligations under ASC 840 were as follows:

Years Ending December 31,
2020	$223
2021	228
2022	77
2023	—
Total	$528

11. COMMITMENTS AND CONTINGENCIES
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
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2020 or December 31, 2019.
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
12. BENEFIT PLANS
In 2018 the Company established a Simplified Employee Pension (“SEP”) defined-contribution savings plan. This plan covers substantially all employees who meet minimum age and service requirements. The Company provides contributions of 6% of each participant’s salary. Employees are immediately and fully vested in the Company’s contribution. During the three and six months ended June 30, 2020 and 2019, the Company contributed $118, $267, $38 and $61 to the plan, respectively.

13. RELATED-PARTY TRANSACTIONS
The Company is party to a services agreement, which was entered into in March 2017 and amended in November 2017 and March 2020, with Ridgeline. Ridgeline is an entity owned by one of its investors, whereby an individual who is a Company director and was executive officer until September 2019 and other employees of Ridgeline provide the Company with scientific consulting services. The services agreement is effective until December 31, 2020. Under the November 2017 amended services agreement the Company paid Ridgeline $950 per month, and reconciled on a quarterly basis with the actual expenses incurred by Ridgeline on its behalf. In connection with the March 2020 amendment to the services agreement, the Company transitioned to a more limited consulting arrangement where Ridgeline invoices the Company for services performed on an ongoing monthly basis. Total amounts due to related party were $15 as of June 30, 2020. Total prepaids with related party were $916 as of December 31, 2019. Total service fees incurred were $223, $2,103, $3,247 and $5,198, for the three and six months ended June 30, 2020 and 2019, respectively.

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
Overview
We are a precision oncology medicine company pioneering the discovery and development of small molecule, tumor-agnostic therapies. We target undrugged oncogenic driver mutations in patients with genetically defined cancers. The foundation of our company is built upon a deep understanding of cancer genetics, protein structure and function, and medicinal chemistry. Our proprietary technology platform, which we refer to as our Mutation-Allostery-Pharmacology, or MAP, platform, is designed to allow us to analyze population-level genetic sequencing data to discover oncogenic mutations that promote cancer across tumor types. Our goal is to identify families of mutations that can be inhibited with a single small molecule therapy in a tumor-agnostic manner. We have designed our lead product candidate, BDTX-189, to potently and selectively inhibit a family of oncogenic proteins defined by mutations which occur outside the adenosine triphosphate, or ATP, site, and which we refer to as non-canonical mutations. Non-canonical mutations occur across a range of tumor types that affect both the epidermal growth factor receptor, or EGFR, and the tyrosine-protein kinase ErbB-2, or HER2. We have designed BDTX-189 to bind to the active site of these mutant kinases and inhibit their function. BDTX-189 is also designed to spare normal, or wild type, EGFR, which we believe will improve upon the toxicity profiles of current ErbB kinase inhibitors. We are also leveraging our MAP platform to identify other families of non-canonical mutations in validated oncogenes beyond ErbB, which has the potential to expand the reach of targeted therapies.
Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet successfully completed any pivotal clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Through June 30, 2020, we have received net proceeds of $200.6 million from sales of our preferred stock.
We submitted our IND for BDTX-189 in November 2019, which was allowed by the U.S. Food and Drug Administration (“FDA”) on December 13, 2019. We have since begun enrollment and dosing of patients in the Phase 1 portion of our MasterKey-01 trial to pursue a tumor-agnostic development strategy and expect to complete the Phase 1 portion of the trial by the first half of 2021. In July 2020, we were granted Fast Track designation for BDTX-189 for the treatment of adult patients with solid tumors harboring an allosteric human epidermal growth factor receptor 2 (HER2) mutation or an epidermal growth factor receptor (EGFR) or HER2 Exon 20 insertion mutation who have progressed following prior treatment and who have no satisfactory treatment options.

In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease (“COVID-19”), was reported to have surfaced in Wuhan, China, and has since spread to other regions and countries worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States, Europe and certain other countries. Almost all U.S. states and many local jurisdictions have issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events. Although some states are starting to relax “shelter-in-place” orders, quarantines and similar restrictions, the regulations vary on a state by state basis and the impact of loosening of those restrictions is not yet known.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it has and will continue to impact our operations and the operations of our suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by federal, state or local authorities. In addition, we have taken steps to minimize the current environment’s impact on our business and strategy, including devising contingency plans and securing additional resources from third party service providers. For the safety of the Company’s employees and families, the Company has introduced enhanced safety measures for scientists to be present in our labs and increased the use of third party service providers for the conduct of certain experiments and studies for research programs. Certain of our third party service providers have also experienced shutdowns or other business disruptions. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. In particular, our ability to conduct our MasterKey-01 trial in a timely manner that meets our current projected timelines could be adversely impacted. While the Phase 1 portion of the trial currently remains on track to complete by the first half of 2021, potential COVID-19-associated risks include delays in patient recruitment and principal investigator availability, clinical trial site shutdowns or other interruptions and potential limitations on the quality, completeness and interpretability of data we are able to collect. Additionally, our drug product supply chain, early stage research & development programs and activities and other aspects of our business operations could be negatively impacted by the pandemic and COVID-19-related delays or disruptions.
Beyond the impact on our pipeline, the extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions to contain COVID-19 or treat its impact, among others. If we or any of the third parties with whom we engage, however, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.
Since inception we have incurred significant operating losses. Our net losses were $26.7 million and $16.1 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $77.7 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
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
As of June 30, 2020, we had cash, cash equivalents and investments of $345.0 million, which we believe will fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
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
Other income (expense)
Other income (expense) consists primarily of interest income earned on our cash equivalents and investment balances, realized and unrealized foreign currency transaction gains and losses, and changes in fair value of derivative liabilities.
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

Results of operations
Comparison of the three months ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development (inclusive of $223 and $3,077 respectively, with a related party)	$10,170	$5,646	$4,524
General and administrative (inclusive of $0 and $170, respectively, with a related party)	4,858	1,353	3,505
Total operating expenses	15,028	6,999	8,029
Loss from operations	(15,028)	(6,999)	(8,029)
Other income (expense):
Interest expense	(1)	—	(1)
Interest income	881	9	872
Change in fair value of derivative liabilities	—	(5,300)	5,300
Other (expense) income	(423)	3	(426)
Total other income (expense), net	457	(5,288)	5,745
Net loss attributable to common stockholders	$(14,571)	$(12,287)	$(2,284)
Research and development (inclusive of amounts with a related party)
Research and development expenses were $10.2 million for the three months ended June 30, 2020, compared to $5.6 million for the three months ended June 30, 2019. The increase of $4.5 million was primarily due to an increase in headcount and external fees related to the continued development of our MAP platform and our product candidates, including BDTX-189. We do not currently track expenses on a program-by-program basis.
General and administrative (inclusive of amounts with a related party)
General and administrative expenses were $4.9 million for the three months ended June 30, 2020, compared to $1.4 million for the three months ended June 30, 2019. The increase of $3.5 million was primarily a result of higher personnel-related costs due to additional headcount and higher legal and other professional fees due to operating as a public company.
Other income (expense)
Other income was $0.5 million for the three months ended June 30, 2020, compared to other expense of $5.3 million for the three months ended June 30, 2019. The increase was primarily attributable to no derivative liability in 2020 and then interest income on investments in 2020 and none in 2019.

Comparison of the six months ended June 30, 2020 and 2019
The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development (inclusive of $2,103 and $5,017 respectively, with a related party)	$17,524	$8,659	$8,865
General and administrative (inclusive of $0 and $181, respectively, with a related party)	10,383	2,181	8,202
Total operating expenses	27,907	10,840	17,067
Loss from operations	(27,907)	(10,840)	(17,067)
Other income (expense):
Interest expense	(1)	—	(1)
Interest income	1,625	20	1,605
Change in fair value of derivative liabilities	—	(5,300)	5,300
Other (expense) income	(433)	5	(438)
Total other income (expense), net	1,191	(5,275)	6,466
Net loss attributable to common stockholders	$(26,716)	$(16,115)	$(10,601)
Research and development (inclusive of amounts with a related party)
Research and development expenses were $17.5 million for the six months ended June 30, 2020, compared to $8.7 million for the six months ended June 30, 2019. The increase of $8.9 million was primarily due to an increase in headcount and external fees related to the continued development of our MAP platform and our product candidates, including BDTX-189. We do not currently track expenses on a program-by-program basis.
General and administrative (inclusive of amounts with a related party)
General and administrative expenses were $10.4 million for the six months ended June 30, 2020, compared to $2.2 million for the six months ended June 30, 2019. The increase of $8.2 million was primarily a result of higher personnel-related costs due to additional headcount and higher legal and other professional fees due to preparing to operate as a public company.
Other income (expense)
Other income was $1.2 million for the six months ended June 30, 2020, compared to other expense of $5.3 million for the six months ended June 30, 2019. The increase was primarily attributable to the change in fair value of derivative liabilities period over period.

Liquidity and capital resources
Sources of liquidity
Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of preferred stock. On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. The Company received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Through June 30, 2020, we had previously received net cash proceeds of $200.6 million from sales of our preferred stock and as of June 30, 2020, we had cash, cash equivalents and investments of $345.0 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(24,886)	$(11,878)
Cash used in investing activities	(279,640)	(8)
Cash provided by (used in) financing activities	213,844	(70)
Net decrease in cash and cash equivalents	$(90,682)	$(11,956)
Operating activities
During the six months ended June 30, 2020, we used cash in operating activities of $24.9 million, primarily resulting from our net loss of $26.7 million, partially offset by the non-cash charge related to stock compensation expense of $3.3 million.
During the six months ended June 30, 2019, we used cash in operating activities of $11.9 million, primarily resulting from our net loss of $16.1 million, partially offset by a decrease in accrued expenses and an increase in prepaid expenses.
Changes in accounts payable and accrued expenses in all periods were generally due to growth in our business, the advancement of our product candidates, and the timing of vendor invoicing and payments.
Investing activities
During the six months ended June 30, 2020, we had cash used in investing activities of $279.6 million for the purchase of investments.
During the six months ended June 30, 2019, we used cash in investing activities of less than $0.1 million, consisting solely of purchases of equipment.
Financing activities
During the six months ended June 30, 2020, we had cash provided by financing activities of $213.8 million, consisting primarily of proceeds from the initial public offering.

During the six months ended June 30, 2019, we had cash used in financing activities of less than $0.1 million consisting of payments of deferred offering costs.
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
As of June 30, 2020, we had cash, cash equivalents and investments of $345.0 million, which we believe will fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for BDTX-189 or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 24, 2020. During the three and six months ended June 30, 2020, there were no material changes to our critical accounting policies from those previously disclosed.
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
Internal Control Over Financial Reporting
In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2017 and remain unremediated as of June 30, 2020. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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
Remediation Activities
Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken during the quarter ended June 30, 2020:
•strengthened our internal policies, processes and reviews, including drafting of related documentation thereof;
•selected an enterprise resource planning system to support key financial processes and controls, and the implementation began in the second quarter of 2020; and
•Engaged outside consultants to assist in the design, implementation, and documentation of internal controls that address the relevant risks.
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
Changes in Internal Control over Financial Reporting
The items described in “Remediation Activities” above are considered a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each period since we commenced operations in December 2014. For the six months ended June 30, 2020, we reported a net loss of $26.7 million. As of June 30, 2020, we had an accumulated deficit of $77.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Most of our product candidates are in the preclinical stages of development and will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We have begun enrollment and dosing of patients in the Phase 1 portion of our MasterKey-01 trial to pursue a tumor-agnostic development strategy. Our other product candidates are in various stages of preclinical development. We face significant translational risk as our product candidates in preclinical development advance to the clinical stage, as promising results in preclinical studies may not be replicated in subsequent clinical trials and testing on animals may not accurately predict human experience. Our ability to generate revenue depends on a number of factors, including, but not limited to:
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

We had cash, cash equivalents and investments of $345.0 million as of June 30, 2020. Our net proceeds from our initial public offering were $212.1 million, based the initial public offering price of $19.00 per share, after deducting underwriting discounts and commissions and offering expenses payable by us. We believe that, based upon our current operating plan, our existing capital resources, including net proceeds from our initial public offering will be sufficient to fund our anticipated operations into 2023, including the Phase 1/2 clinical trial of BDTX-189 and the identification of a lead product candidate and IND-enabling studies in our glioblastoma program, with additional resources for continued development of our MAP platform. Our future capital requirements will depend on many factors, including:
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
We have no experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations, or CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. For our lead product candidate, BDTX-189, we entered in to a master services agreement with a CRO to lead our first-in-human open-label Phase 1/2 clinical trial. There can be no assurance that we will be able to negotiate and enter into any additional master services agreement with other CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.
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
Since the number of patients that we plan to dose in our open-label Phase 1/2 clinical trial of BDTX-189 is small, the results from such a clinical trial, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.
In our open-label Phase 1/2 clinical trial of BDTX-189, we are evaluating the safety profile of BDTX-189 and establishing the recommended Phase 2 dose in patients with bladder cancer, endometrial cancer, breast cancer, gastric cancer, colon cancer and non-small cell lung cancer, or NSCLC, and other solid tumors. The Phase 1 portion of the trial is expected to enroll up to 100 patients with solid tumors that have alterations likely to be associated with anti-tumor activity based on preclinical studies as well as some patients with the targeted genetic mutations and is designed to establish the recommended dose for the Phase 2 portion of the trial. The Phase 1 portion may have to evaluate different dosing schedules if the pharmacokinetic or safety data suggest once daily dosing is suboptimal. This may delay initiation of the Phase 2 portion. The open-label Phase 2 portion of the trial is expected to enroll up to 100 patients with the targeted mutations to evaluate efficacy as determined by objective response rate, or ORR, a measure of tumor response and tumor duration response, or DOR. This portion may need to be expanded to provide additional safety and efficacy data to support an application for accelerated approval even if tumor response and duration is adequate. The preliminary results of clinical trials with smaller sample sizes, such as our ongoing open-label Phase 1/2 clinical trial of BDTX-189, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of BDTX-189, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial open-label Phase 1/2 clinical trial.
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
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019, an outbreak of a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread to other regions and countries worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States, Europe and certain other countries. Almost all U.S. states and many local jurisdictions have issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, as well as record declines in stock prices, among other effects. There is a risk that government actions will not be effective at containing COVID-19 or other infectious diseases, and that government actions, including the orders and restrictions described above, that are intended to contain the spread of COVID-19 will have a devastating negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.
The continued spread of COVID-19 or other global health matters, such as pandemics, could also impact our target patient populations as well as the hospitals and clinical sites in which we conduct any of our clinical trials, which could lead to delays in completing enrollment of our clinical trials. For instance, the COVID-19 outbreak may continue to impair our ability to recruit and retain patients and engage principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography or due to prioritization of hospital resources toward the outbreak and restrictions on travel. Furthermore, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. COVID-19 already has affected and may further negatively affect the operations of third party contract research organizations that we rely upon to carry out our discovery work, clinical trials or the operations of our third party manufacturers, which could result in delays or disruptions in the supply of our product candidates and the conduct of experiments and studies. Any negative impact COVID-19 has to patient enrollment or treatment or the timing and execution of our preclinical studies or clinical trials could cause costly delays to our development programs, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results. COVID-19 has also caused, and may continue to cause for an extended period, volatility in the global financial markets and threatened a slowdown in the global economy, reducing our ability to access capital, which would negatively affect our liquidity.
Although some states are starting to relax “shelter-in-place” orders, quarantines and similar restrictions, the regulations vary on a state by state basis and the impact of loosening of those restrictions is not yet known. While our lab-based employees have returned to our labs with enhanced safety measures, our office-based employees continue to work primarily from home and this may continue for an extended period despite the loosening of restrictions, due to the complexities of re-entering the workplace and concerns of individual employees. Furthermore, there has been a resurgence of COVID-19 cases, which could prompt a reinstatement of “shelter-in-place” orders and restrictions at the state and local levels impacting our reentry to the workplace and causing hospital and clinical sites to suspend our clinical trials or could deter patients from continuing to participate in our trials.
The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, duration of the outbreak, travel restrictions, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken in the United States and other countries to contain COVID-19 or treat its impact, among others. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, service providers, regulators and other third parties with whom we conduct business, were to experience prolonged business shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.
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
Additionally, some of the clinical trials we conduct may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our Phase 1/2 clinical trial of BDTX-189 includes an open-label dosing design, the results from this clinical trial may not be predictive of future clinical trial results with this or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment with a placebo or active control.
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
If we experience delays in the completion, or termination, of any preclinical study or clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our preclinical studies or clinical trials may increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If one or more of our product candidates generally prove to be ineffective, unsafe or commercially unviable, our entire pipeline and MAP platform could have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Specifically for BDTX-189, we expect competition primarily in the EGFR and HER2 Exon 20 insertion NSCLC patient populations, including: mobocertinib (TAK-788), which is under development by Takeda Pharmaceutical Company Ltd; amivantamab (JNJ-61186372), which is under development by Janssen Research & Development, LLC; trastuzumab deruxtecan (DS-8201), marketed by Daiichi Sankyo Company Ltd. and AstraZeneca plc under the trade name Enhertu, which is currently approved for HER2+ breast cancer, but under development for HER2 mutan t solid tumors; poziotinib, which is under development by Spectrum Pharmaceuticals, Inc; CLN-081 (formerly TAS6417), which is under development by Cullinan Oncology, LLC; and DZD9008, which is under development by Dizal Pharmaceutical Co., Ltd. In addition, there are other small molecule and precision oncology-focused companies with whom we may eventually compete, including Loxo Oncology, Inc. (recently acquired by Eli Lilly and Company), Blueprint Medicines Corporation, Deciphera Pharmaceuticals, Inc., Turning Point Therapeutics, Inc., and Mirati Therapeutics, Inc.
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
A Fast Track designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.
If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We have been granted Fast Track designation for BDTX-189 for the treatment of adult patients with solid tumors harboring an allosteric human epidermal growth factor receptor 2 (HER2) mutation or an epidermal growth factor receptor (EGFR) or HER2 Exon 20 insertion mutation who have progressed following prior treatment and who have no satisfactory treatment options. We may seek Fast Track designation for other indications or for certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our other proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

Accelerated approval by the FDA, even if granted for BDTX-189 or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We plan to seek approval of BDTX-189 and may seek approval of future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.
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
We plan to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract manufacturing organizations, or CMOs, and strategic partners to conduct and support our preclinical studies and clinical trials under agreements with us. For example, we contract with Ridgeline for services related to our drug discovery and preclinical work, but we are continuing to build our internal chemistry, manufacturing and controls, biology and preclinical development capabilities to assume activities conducted by Ridgeline on our behalf. We have transitioned from our old service model to a more limited consulting arrangement with Ridgeline. As part of this transition, we may incur additional costs or experience delays in engaging directly with other third-party CROs and CMOs.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and President, our Chief Financial Officer and Chief Scientific Officer, our Executive Vice President of Discovery and Translational Sciences and our Senior Vice President, Clinical Development. Our Senior Vice President, Clinical Development, Karsten Witt, M.D., is not our employee and provides services under a consulting agreement. We have transitioned from our old service model with Ridgeline to a more limited consulting arrangement. While we have engaged in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.
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
As of June 30, 2020, we had 49 full-time employees. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:
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

Based upon our common stock outstanding as of June 30, 2020, our executive officers, directors, and their affiliates beneficially owned over a majority of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
In preparation of our financial statements to meet the requirements of our initial public offering, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2017 and remained unremediated as of June 30, 2020. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
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
If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
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
During the period between January 1, 2020 and March 31, 2020, we issued to certain of our employees and advisors, options to purchase an aggregate of 901,651 shares of our common stock at an exercise price ranging from $19.00-$43.05 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit.

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

Exhibit No.	Exhibit Index
10.1†	Lease Agreement, dated as of July 24, 2020, by and between RREEF America REIT II Corp. PPP and the Registrant.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101SCH	Inline XBRL Taxonomy Extension Schema Document.
101CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

+	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
†	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Diamond Therapeutics, Inc.

Date: August 11, 2020	By:	/s/ David M. Epstein
David M. Epstein President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: August 11, 2020	By:	/s/ Thomas Leggett
Thomas Leggett Chief Financial Officer (Principal Financial Officer)