Form 10-Q
period 2020-09-30
Black Diamond Therapeutics, Inc.
filed 2020-11-10
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2020, the registrant had 35,995,660 shares of common stock, $0.0001 par value per share, outstanding.

Summary of the Material and Other Risks Associated with Our Business
Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:
•We are very early in our development efforts and are substantially dependent on our lead product candidate, BDTX-189. If we are unable to advance BDTX-189 or any of our other product candidates through clinical development, obtain regulatory approval and ultimately commercialize BDTX-189 or any of our other product candidates, or experience significant delays in doing so, our business will be materially harmed.
•Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our open-label Phase 1/2 clinical trial for BDTX-189 with the genetic mutations that BDTX-189 is designed to target.
•Our discovery and preclinical development is focused on the development of precision medicines for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to marketable products.
•Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and expand our MAP platform to build a pipeline of product candidates with commercial value.
•Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.
•Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.
•We have not generated any revenue from our product candidates and may never be profitable.
•We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.
•If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.
•Our clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.
•We do not currently own or in-license any issued patents relating to our product candidates or technology, including BDTX-189. If we are unable to obtain and maintain patent and other intellectual property protection for BDTX-189, our MAP platform and our other product candidates and technology, or any other product candidates or technology we may develop, or if the scope of intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize BDTX-189 or any other product candidates or technology may be adversely affected.
•We plan to rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
•We may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.
•We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

•The price of our stock is volatile, and you could lose all or part of your investment.
•We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
•Data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.
•Changes in tax law could adversely affect our business and financial condition.
•We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.
The material and other risks summarized above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”), contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:
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
•the implementation of our strategic plans for our business, any product candidates we may develop, and our MAP platform;
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
•the ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole; and
•other material risks and uncertainties, including those discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report.

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

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$56,197	$154,666
Investments	276,875	—
Prepaid expenses and other current assets	3,356	1,048
Total current assets	336,428	155,714
Equipment, net	229	164
Restricted cash	1,223	55
Deferred offering costs	—	2,303
Right-of-use asset	8,463	—
Other non-current assets	92	59
Total assets	$346,435	$158,295
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,932	$1,964
Amounts due to related party	190	—
Accrued expenses and other current liabilities	8,219	2,899
Total current liabilities	11,341	4,863
Derivative liabilities	—	16
Non-current operating lease liability	7,749	—
Total liabilities	19,090	4,879
Commitments and contingencies (Note 11)	—	—
Convertible preferred stock (Note 7)	—	200,573
Stockholders' equity (deficit):
Common stock; $0.0001 par value; 500,000,000 shares authorized at September 30, 2020 and 80,000,000 shares authorized at December 31, 2019; 35,963,447 shares issued and outstanding at September 30, 2020 and 2,236,672 shares issued and outstanding at December 31, 2019	5	1
Additional paid-in capital	422,063	3,812
Accumulated other comprehensive income	875	—
Accumulated deficit	(95,598)	(50,970)
Total stockholders' equity (deficit)	327,345	(47,157)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$346,435	$158,295
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development (inclusive of $190, $3,480, $2,293 and $8,497 respectively, with a related party)	$12,929	$5,634	$30,453	$14,293
General and administrative (inclusive of $0, $176, $0 and $357 respectively, with a related party)	5,551	2,514	15,934	4,695
Total operating expenses	18,480	8,148	46,387	18,988
Loss from operations	(18,480)	(8,148)	(46,387)	(18,988)
Other income (expense):
Interest expense	—	—	(1)	—
Interest income	1,162	1	2,787	21
Change in fair value of derivative liabilities	—	(1,116)	—	(6,416)
Other (expense) income	(594)	(5)	(1,027)	—
Total other income (expense), net	568	(1,120)	1,759	(6,395)
Net loss attributable to common stockholders	$(17,912)	$(9,268)	$(44,628)	$(25,383)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(4.50)	$(1.42)	$(12.36)
Weighted average common shares outstanding, basic and diluted	35,927,485	2,065,676	31,860,716	2,054,115

Comprehensive loss:
Net loss	$(17,912)	$(9,268)	$(44,628)	$(25,383)
Other comprehensive income:
Change in unrealized (loss) gain on investments	(137)	—	875	—
Comprehensive loss	$(18,049)	$(9,268)	$(43,753)	$(25,383)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(44,628)	$(25,383)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,295	1,133
Change in fair value of derivative liabilities	—	6,416
Depreciation expense	37	38
Accretion of discount on investments	(990)	—
Noncash rent expense	287	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(2,308)	(270)
Other non-current assets	(33)	(25)
Accounts payable	1,528	496
Amounts due to related party	190	(453)
Accrued expenses and other current liabilities	4,551	860
Non-current operating lease liability	(301)	—
Net cash used in operating activities	(36,372)	(17,188)

Cash flows from investing activities:
Purchases of equipment	(33)	(19)
Proceeds from sales and maturities of investments	17,765	—
Purchases of investments	(292,775)	—
Net cash used in investing activities	(275,043)	(19)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	—	44,669
Proceeds from exercise of common stock options	270	—
Proceeds from initial public offering, net of issuance costs of $1,275	213,844	—
Payment of deferred offering costs	—	(408)
Net cash provided by financing activities	214,114	44,261
Net decrease in cash and cash equivalents	(97,301)	27,054
Cash, cash equivalents and restricted cash, beginning of period	154,721	51,660
Cash, cash equivalents and restricted cash, end of period	$57,420	$78,714

Cash and cash equivalents, end of period	$56,197	$78,659
Restricted cash, end of period	1,223	55
Cash, cash equivalents and restricted cash, end of period	$57,420	$78,714

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering and stock issuance costs included in accounts payable and accrued expenses and other current liabilities	$—	$1,169
Conversion of preferred stock into common stock upon closing of initial public offering	$200,573	$—
Right-of-use assets obtained in exchange for operating lease obligation	$8,274	$—
Exercise of series B convertible preferred stock tranche right	$—	$6,393
Line of credit for operating lease obligation	$1,168	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(in thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Par Value
BALANCE - December 31, 2018	33,668,075	$60,770	2,173,684	$1	$169	$—	$(15,712)	$(15,542)
Grant of restricted common stock awards	—	—	46,416	—	—	—	—	—
Stock-based compensation	—	—	—	—	91	—	—	91
Net loss	—	—	—	—	—	—	(3,828)	(3,828)
BALANCE - March 31, 2019	33,668,075	60,770	2,220,100	1	260	—	(19,540)	(19,279)
Stock-based compensation	—	—	—	—	192	—	—	192
Net loss	—	—	—	—	—	—	(12,287)	(12,287)
BALANCE - June 30, 2019	33,668,075	60,770	2,220,100	1	452	—	(31,827)	(31,374)
Issuance of series B convertible preferred stock, net	11,751,154	55,070	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	850	—	—	850
Net loss	—	—	—	—	—	—	(9,268)	(9,268)
BALANCE - September 30, 2019	45,419,229	115,840	2,220,100	1	1,302	—	(41,095)	(39,792)

BALANCE - December 31, 2019	64,839,353	$200,573	2,236,672	$1	$3,812	$—	$(50,970)	$(47,157)
Conversion of preferred stock to common stock upon closing of the initial public offering	(64,839,353)	(200,573)	21,499,770	3	200,570	—	—	200,573
Issuance of common stock, net of issuance costs	—	—	12,174,263	1	212,100	—	—	212,101
Reclassification of warrants to additional paid-in capital	—	—	—	—	16	—	—	16
Stock-based compensation	—	—	—	—	1,877	—	—	1,877
Net loss	—	—	—	—	—	—	(12,145)	(12,145)
BALANCE - March 31, 2020	—	—	35,910,705	5	418,375	—	(63,115)	355,265
Stock-based compensation	—	—	—	—	1,419	—	—	1,419
Change in unrealized gain on investments	—	—	—	—	—	1,012	—	1,012
Net loss	—	—	—	—	—	—	(14,571)	(14,571)
BALANCE - June 30, 2020	—	—	35,910,705	5	419,794	1,012	(77,686)	343,125
Exercise of common stock options	—	—	51,076	—	270	—	—	270
Vesting of restricted stock units	—	—	1,666	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,999	—	—	1,999
Change in unrealized loss on investments	—	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	—	(17,912)	(17,912)
BALANCE - September 30, 2020	—	$—	35,963,447	$5	$422,063	$875	$(95,598)	$327,345
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Black Diamond Therapeutics, Inc. (the “Company”) is a precision oncology medicine company pioneering the discovery and development of small molecule, tumor-agnostic therapies. The Company was originally organized as a limited liability company in December 2014 under the name ASET Therapeutics LLC. In September 2016, the Company was converted to a corporation under the laws of the State of Delaware under the name ASET Therapeutics, Inc. The Company changed its name to Black Diamond Therapeutics, Inc. in January 2018. Since its inception, the Company has devoted substantially all of its efforts to raising capital, obtaining financing, and incurring research and development costs related to the development of BDTX-189 and its earlier-stage pipeline programs as well as its mutation, allostery, and pharmacology computational and discovery platform.
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
As of November 10, 2020, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital requirements into 2023.

The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.
The ongoing global outbreak of the novel coronavirus disease (“COVID-19”), which began in December 2019, was reported to have surfaced in Wuhan, China, and has since spread to other regions and countries worldwide. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events.
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of the Company’s business, including how it has and will continue to impact the Company’s operations and the operations of its suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by federal, state or local authorities. In addition, the Company has taken steps to minimize the current environment’s impact on its business and strategy, including devising contingency plans and securing additional resources from third party service providers. Furthermore, for the safety of the Company’s employees and families, the Company has introduced enhanced safety measures for scientists to be present in its labs and increased the use of third party service providers for the conduct of certain experiments and studies for research programs. Certain of the Company’s third party service providers have also experienced shutdowns or other business disruptions. The Company does not yet know the full extent of potential delays or impacts on the Company’s business, clinical trials, research programs, healthcare systems or the global economy and cannot presently predict the scope and severity of any potential business shutdowns or disruptions.
The extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or treat its impact, among others. In addition, a recurrence or “additional waves” of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. While states and jurisdictions have rolled back “stay at home” and quarantine orders and reopened in phases, it is difficult to predict what the lasting impact of the pandemic will be, and any prolonged material disruption to the Company’s employees or third party service providers could negatively impact the Company’s ability to conduct business in the manner and on the timelines presently planned, which could have a material adverse impact on the Company’s business, results of operations and financial condition.
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

Unaudited interim financial information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 24, 2020. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.
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

Investments
Investments consist of marketable securities with original maturities greater than 90 days. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as the accumulated other comprehensive items in stockholders’ equity. Amortization and accretion of premiums and discounts are recorded in other income (expense). Realized gains or losses on debt securities are included in interest income or interest expense, respectively.
If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is other than temporary and, if so, marks the investment to market on the Company’s statement of operations and comprehensive income (loss).
Restricted cash
Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash. Restricted cash includes amounts held as security deposits in the form of letters of credit for the Company’s leased facilities.
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
3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at September 30, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$52,018	$—	$—	$52,018
Investments:
Commercial paper	—	69,968	—	69,968
Corporate bonds	—	186,863	—	186,863
U.S. Government agencies	—	20,044	—	20,044
Total	$52,018	$276,875	$—	$328,893

	Fair value measurements at December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$24,157	$—	$—	$24,157
Total	$24,157	$—	$—	$24,157
Liabilities:
Derivative liabilities	$—	$—	$16	$16
Total	$—	$—	$16	$16

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

September 30, 2020
Balance - December 31, 2019	$16
Reclassification to additional paid-in capital in connection with IPO	(16)
Balance - September 30, 2020	$—
4. INVESTMENTS
As of September 30, 2020, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$69,860	$108	$—	$69,968
Corporate bonds	186,098	765	—	186,863
U.S. Government agencies	20,042	2	—	20,044
Total	$276,000	$875	$—	$276,875
As of December 31, 2019, the Company did not hold any investments.

5. PROPERTY AND EQUIPMENT
Equipment, net consisted of the following:

	September 30, 2020	December 31, 2019
Laboratory equipment	$226	$218
Computer and office equipment	83	58
Construction in process	69	—
Equipment	378	276
Less: accumulated depreciation	(149)	(112)
Total Equipment, net	$229	$164

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $37 and $38, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Contracted research services	$1,088	$434
Payroll and related expenses	2,733	1,182
Professional and consulting fees	3,141	984
Legal fees	320	299
Current portion of operating lease liability	937	—
Total accrued expenses and other current liabilities	$8,219	$2,899

7. STOCKHOLDERS’ EQUITY
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.
Upon closing of the IPO on February 3, 2020, all of the preferred stock converted into an aggregate of 21,499,770 shares of common stock.
On February 3, 2020, in connection with the closing of the IPO, the Company filed an amended and restated certificate of incorporation, which, among other things, restated the number of shares of all classes of stock that the Company has authority to issue to 510,000,000 shares, of which (i) 500,000,000 shares shall be a class designated as common stock, par value $0.0001 per share, and (ii) 10,000,000 shares shall be a class designated as undesignated preferred stock, par value $0.0001 per share.
8. STOCK-BASED COMPENSATION
2017 Equity Incentive Plan
The Company’s 2017 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2017 Plan”), provided for the Company to grant qualified incentive options, nonqualified options, stock grants and other stock-based awards to employees and non-employees to purchase the Company’s common stock. Upon the effectiveness of the 2020 Plan (as defined below), no further issuances were made under the 2017 Plan.

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
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,044	$738	$2,263	$984
General and administrative	955	112	3,032	149
	$1,999	$850	$5,295	$1,133
Options
During the nine months ended September 30, 2020, the Company granted options to purchase 1,351,593 shares of common stock. The total fair value of options vested during the nine months ended September 30, 2020 was $2,043. As of September 30, 2020, there were 3,639,228 options outstanding, 39,763 options were forfeited and 51,076 options were exercised during the period. The weighted-average grant-date fair value per share of options granted during the nine months ended September 30, 2020 was $14.47.
For the nine months ended September 30, 2020, total unrecognized compensation cost related to the unvested stock-options was $26,283, which is expected to be recognized over a weighted average period of 3.0 years.

Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. During the nine months ended September 30, 2020, the Company granted 61,000 restricted stock units during the period. The total fair value of restricted stock units vested during the nine months ended September 30, 2020 was $50. As of September 30, 2020, there were 59,334 restricted stock units outstanding and 1,666 units were vested during the period. The weighted-average grant-date fair value per share of restricted stock units granted during the nine months ended September 30, 2020 was $29.65.
For the nine months ended September 30, 2020, total unrecognized compensation cost related to the unvested restricted stock units was $1,631, which is expected to be recognized over a weighted average period of 2.2 years.
9. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(17,912)	$(9,268)	$(44,628)	$(25,383)
Weighted average common shares outstanding, basic and diluted	35,927,485	2,065,676	31,860,716	2,054,115
Net loss per share, basic and diluted	$(0.50)	$(4.50)	$(1.42)	$(12.36)

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

	Nine Months Ended September 30,
	2020	2019
Options to purchase common stock	3,639,228	1,608,411
Unvested restricted stock	59,334	125,497
Preferred stock (as converted to common stock)	—	15,060,346
Warrants to purchase shares of series A preferred stock (as converted to common stock)	—	10,757
	3,698,562	16,805,011

10. LEASES
The Company has historically entered into lease arrangements for its facilities. As of September 30, 2020, the Company had two operating leases with required future minimum payments. In applying the transition guidance under ASC 842, the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
Operating Leases
In February 2019, the Company entered into an agreement to lease approximately 2,357 square feet of office space for its principal office, which is located in Cambridge, MA. The lease expires on April 30, 2022, subject to an option to extend the lease for three additional years.
In July 2020, the Company entered into a seven-year agreement with an option to extend for five additional years to lease two floors totaling approximately 25,578 square feet of office space in Cambridge, MA. The lease on the first floor commenced on August 1, 2020 and the Company currently expects the lease of the second floor to commence in the fourth quarter 2020 when the landlord delivers the space in accordance with the lease terms. The Company recognizes the respective lease balances on the condensed consolidated balance sheets when the lease of each floor has commenced. Under the terms of the lease, the Company is required to make up to $17,048 in total minimum payments during the term and is required to issue a $1,168 letter of credit as security for the lease.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Lease Cost
Operating lease cost	$274	$386
Short-term lease cost	211	476
Variable lease cost	9	31
Total lease cost	$494	$893

Other Operating Lease Information	September 30, 2020
Cash paid for amounts included in the measurement of lease liability	$167
Weighted-average remaining lease term	7.4
Weighted-average discount rate	5.4%
The variable lease costs for the three and nine months ended September 30, 2020 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

Future minimum lease payments under the Company’s operating leases as of September 30, 2020 were as follows:

As of September 30, 2020
2020 (excluding the nine months ended September 30, 2020)	$266
2021	1,485
2022	1,351
2023	1,306
2024	1,339
Thereafter	4,829
Total lease payments	10,576
Less: interest	(1,891)
Total lease liability	$8,685

As of December 31, 2019, future minimum lease payments under the Company’s lease obligations under ASC 840 were as follows:

Years Ending December 31,
2020	$223
2021	228
2022	77
2023	—
Total	$528

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
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2020 or December 31, 2019.

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
12. BENEFIT PLANS
In 2018 the Company established a Simplified Employee Pension (“SEP”) defined-contribution savings plan. This plan covers substantially all employees who meet minimum age and service requirements. The Company provides contributions of 6% of each participant’s salary. Employees are immediately and fully vested in the Company’s contribution. During the three and nine months ended September 30, 2020 and 2019, the Company contributed $161, $428, $64 and $125 to the plan, respectively.
13. RELATED-PARTY TRANSACTIONS
The Company is party to a services agreement, which was entered into in March 2017 and amended in November 2017 and March 2020, with Ridgeline. Ridgeline is an entity owned by one of the Company’s investors, whereby an individual who is a Company director and was executive officer until September 2019 and other employees of Ridgeline provide the Company with scientific consulting services. The services agreement is effective until December 31, 2020. Under the November 2017 amended services agreement the Company paid Ridgeline $950 per month, which was reconciled on a quarterly basis with the actual expenses incurred by Ridgeline on its behalf. In connection with the March 2020 amendment to the services agreement, the Company transitioned to a more limited consulting arrangement whereby Ridgeline invoices the Company for services performed on an ongoing monthly basis. Total amounts due to related party were $190 as of September 30, 2020. Total prepaids with Ridgeline were $916 as of December 31, 2019. Total service fees incurred were $190, $2,293, $3,656 and $8,854, for the three and nine months ended September 30, 2020 and 2019, respectively.

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
Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights while conducting research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet successfully completed any pivotal clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Through September 30, 2020, we have received net proceeds of $200.6 million and $212.4 million from sales of our preferred and common stock, respectively.
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

Since inception we have incurred significant operating losses. Our net losses were $44.6 million and $25.4 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $95.6 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
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
As of September 30, 2020, we had cash, cash equivalents and investments of $333.1 million, which we believe will fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

COVID-19 Considerations
In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease (“COVID-19”), was reported to have surfaced in Wuhan, China, and has since spread to other regions and countries worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which continues to spread throughout the U.S. and around the world. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events. Although some states have relaxed quarantines and similar restrictions, the regulations vary on a state by state basis and the impact of loosening of those restrictions is not yet known.
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
Beyond the impact on our pipeline, the extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain COVID-19 or treat its impact, among others. In addition, a recurrence or “additional waves” of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. If we or any of the third parties with whom we engage, however, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we continue our clinical trials for BDTX-189, as well as conduct other preclinical and clinical development, including submitting regulatory filings for our other product candidates. Historically, many of our research and development activities were conducted pursuant to our services agreement with Ridgeline, a related party, and we have transitioned many of these activities internally as we’ve increased our internal capacity. While the service fee we have historically paid under our Ridgeline Services Agreement has been reduced significantly as a result of this transition, we expect that we will incur increased personnel and overhead costs associated with moving those functions in-house, which we expect will offset that reduction in Ridgeline services fees. In addition, we expect our discovery research efforts and our related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.
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

Results of operations
Comparison of the three months ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development (inclusive of $190 and $3,480 respectively, with a related party)	$12,929	$5,634	$7,295
General and administrative (inclusive of $0 and $176, respectively, with a related party)	5,551	2,514	3,037
Total operating expenses	18,480	8,148	10,332
Loss from operations	(18,480)	(8,148)	(10,332)
Other income (expense):
Interest income	1,162	1	1,161
Change in fair value of derivative liabilities	—	(1,116)	1,116
Other (expense) income	(594)	(5)	(589)
Total other income (expense), net	568	(1,120)	1,688
Net loss attributable to common stockholders	$(17,912)	$(9,268)	$(8,644)
Research and development (inclusive of amounts with a related party)
Research and development expenses were $12.9 million for the three months ended September 30, 2020, compared to $5.6 million for the three months ended September 30, 2019. The increase of $7.3 million was primarily due to an increase in headcount expenses of $2.3 million and external fees of $4.2 million related to the continued development of our MAP platform and our product candidates, including BDTX-189. We do not currently track expenses on a program-by-program basis.
General and administrative (inclusive of amounts with a related party)
General and administrative expenses were $5.6 million for the three months ended September 30, 2020, compared to $2.5 million for the three months ended September 30, 2019. The increase of $3.0 million was primarily a result of higher personnel-related costs due to additional headcount and higher legal and other professional fees due to operating as a public company.
Other income (expense)
Other income was $0.6 million for the three months ended September 30, 2020, compared to other expense of $1.1 million for the three months ended September 30, 2019. The increase was primarily attributable to no derivative liability in 2020 as well as interest income on investments and accretion of discount on investments in 2020 and none in 2019.

Comparison of the nine months ended September 30, 2020 and 2019
The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development (inclusive of $2,293 and $8,497 respectively, with a related party)	$30,453	$14,293	$16,160
General and administrative (inclusive of $0 and $357, respectively, with a related party)	15,934	4,695	11,239
Total operating expenses	46,387	18,988	27,399
Loss from operations	(46,387)	(18,988)	(27,399)
Other income (expense):
Interest expense	(1)	—	(1)
Interest income	2,787	21	2,766
Change in fair value of derivative liabilities	—	(6,416)	6,416
Other (expense) income	(1,027)	—	(1,027)
Total other income (expense), net	1,759	(6,395)	8,154
Net loss attributable to common stockholders	$(44,628)	$(25,383)	$(19,245)
Research and development (inclusive of amounts with a related party)
Research and development expenses were $30.5 million for the nine months ended September 30, 2020, compared to $14.3 million for the nine months ended September 30, 2019. The increase of $16.2 million was primarily due to an increase in headcount of $5.8 million and external fees of $8.4 million related to the continued development of our MAP platform and our product candidates, including BDTX-189. We do not currently track expenses on a program-by-program basis.
General and administrative (inclusive of amounts with a related party)
General and administrative expenses were $15.9 million for the nine months ended September 30, 2020, compared to $4.7 million for the nine months ended September 30, 2019. The increase of $11.2 million was primarily a result of higher personnel-related costs due to additional headcount and higher legal and other professional fees due to preparing to operate as a public company.
Other income (expense)
Other income was $1.8 million for the nine months ended September 30, 2020, compared to other expense of $6.4 million for the nine months ended September 30, 2019. The increase was primarily attributable to no derivative liability in 2020 as well as interest income on investments and accretion of discount on investments in 2020 and none in 2019.

Liquidity and capital resources
Sources of liquidity
Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of preferred stock. On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through September 30, 2020, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of September 30, 2020, we had cash, cash equivalents and investments of $333.1 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(36,372)	$(17,188)
Cash used in investing activities	(275,043)	(19)
Cash provided by financing activities	214,114	44,261
Net (decrease) increase in cash and cash equivalents	$(97,301)	$27,054
Operating activities
During the nine months ended September 30, 2020, we used cash in operating activities of $36.4 million, primarily resulting from our net loss of $44.6 million, partially offset by the non-cash charge related to stock compensation expense of $5.3 million.
During the nine months ended September 30, 2019, we used cash in operating activities of $17.2 million, primarily resulting from our net loss of $25.4 million, partially offset by a increase in accrued expenses and prepaid expenses as well as the change in fair value of derivative liabilities.
Changes in accounts payable and accrued expenses in all periods were generally due to growth in our business, the advancement of our product candidates, and the timing of vendor invoicing and payments.
Investing activities
During the nine months ended September 30, 2020, we had cash used in investing activities of $275.0 million for the purchase of investments.
During the nine months ended September 30, 2019, we used cash in investing activities of less than $0.1 million, consisting solely of purchases of equipment.
Financing activities
During the nine months ended September 30, 2020, we had cash provided by financing activities of $214.1 million, consisting primarily of proceeds from the IPO.

During the nine months ended September 30, 2019, we had cash provided by financing activities of $44.3 million consisting of proceeds from issuance of convertible preferred stock.
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
•advance BDTX-189 through clinical trials;
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
As of September 30, 2020, we had cash, cash equivalents and investments of $333.1 million, which we believe will fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for BDTX-189 or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 24, 2020. During the three and nine months ended September 30, 2020, there were no material changes to our critical accounting policies from those previously disclosed.
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
We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
Internal Control Over Financial Reporting
In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2017 and remain unremediated as of September 30, 2020. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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
Remediation Activities
Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken during the quarter ended September 30, 2020:
•strengthened our internal policies, processes and reviews, including drafting of related documentation thereof;
•implemented an enterprise resource planning system to support key financial processes and controls; and
•completed the design and implementation of internal controls to address the relevant risks and continued to engage with outside consultants to finalize the related documentation.
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
Changes in Internal Control over Financial Reporting
The items described in “Remediation Activities” above are considered a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report and in other documents that we file with the SEC, in evaluating the Company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks and uncertainties summarized and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, prospects, financial condition and results of operations. Certain statements in this Quarterly Report are forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Risks related to the development of our product candidates
Risks related to clinical development
We are very early in our development efforts and are substantially dependent on our lead product candidate, BDTX-189. If we are unable to advance BDTX-189 or any of our other product candidates through clinical development, obtain regulatory approval and ultimately commercialize BDTX-189 or any of our other product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
Risks related to our approach
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

Risks related to the COVID-19 pandemic
Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.
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
Risks related to manufacturing and supply
We will rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates, if approved.
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
Risks related to sales, marketing, and competition
We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.
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

Risks related to our financial position and capital requirements
Risks related to past financial condition
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
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
We have incurred significant net losses in each period since we commenced operations in December 2014. For the nine months ended September 30, 2020, we reported a net loss of $44.6 million. As of September 30, 2020, we had an accumulated deficit of $95.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
Risks related to future financial condition
We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.
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
We had cash, cash equivalents and investments of $333.1 million as of September 30, 2020. Our net proceeds from our initial public offering were $212.1 million, based the initial public offering price of $19.00 per share, after deducting underwriting discounts and commissions and offering expenses payable by us. We believe that, based upon our current operating plan, our existing capital resources, including net proceeds from our initial public offering will be sufficient to fund our anticipated operations into 2023, including the Phase 1/2 clinical trial of BDTX-189 and the identification of a lead product candidate and IND-enabling studies in our glioblastoma program, with additional resources for continued development of our MAP platform. Our future capital requirements will depend on many factors, including:
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
Risks related to ongoing regulatory obligations
 Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
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

Risks related to our intellectual property
Risks related to protecting our intellectual property
We do not currently own or in-license any issued patents relating to our product candidates or technology, including BDTX-189. If we are unable to obtain and maintain patent and other intellectual property protection for BDTX-189, our MAP platform and our other product candidates and technology, or any other product candidates or technology we may develop, or if the scope of intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize BDTX-189 or any other product candidates or technology may be adversely affected.
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
Risks related to intellectual property litigation
Third-party claims of intellectual property infringement, misappropriation or other violations may be costly and time consuming and may prevent or delay our product discovery and development efforts.
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

Risks related to managing growth and employee matters
Risks related to our employee matters
We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Financial Officer, Chief Scientific Officer, Chief Medical Officer, Executive Vice President of Discovery and Translational Sciences, and our Senior Vice President, Non-Clinical Development. Our Senior Vice President, Non-Clinical Development, Karsten Witt, M.D., is not our employee and provides services under a consulting agreement. We have transitioned from our old service model with Ridgeline to a more limited consulting arrangement. While we have engaged in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.
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
Risks related to our business operations and growth
We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
As of September 30, 2020, we had 58 full-time employees. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:
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
Risks related to tax
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
Risks related to ownership of our common stock
Risks related to investments in our securities
The price of our stock is volatile, and you could lose all or part of your investment.
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

Based upon our common stock outstanding as of September 30, 2020, our executive officers, directors, and their affiliates beneficially owned over a majority of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Risks related to our charter and bylaws
Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.
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
Risks related to internal control over financial reporting
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
In preparation of our financial statements to meet the requirements of our initial public offering, we determined that material weaknesses in our internal control over financial reporting existed during fiscal 2017 and remained unremediated as of September 30, 2020. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
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
We are in the process of building a finance organization and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses, including hiring additional finance and accounting personnel, implementing a new enterprise resource planning system, and the establishment of controls to account for and disclose complex transactions. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable Nasdaq Global Select Market listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
General risk factors
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the nine months ended September 30, 2020 that were not registered under the Securities Act.
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
During the nine months ended September 30, 2020, we issued to certain of our employees and advisors, options to purchase an aggregate of 1,351,593 shares of our common stock at an exercise price ranging from $19.00-$43.05 per share and restricted stock units of 61,000. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit.

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

Black Diamond Therapeutics, Inc.

Date: November 10, 2020	By:	/s/ David M. Epstein
David M. Epstein President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: November 10, 2020	By:	/s/ Thomas Leggett
Thomas Leggett Chief Financial Officer (Principal Financial Officer)