Form 10-K
period 2020-12-31
Black Diamond Therapeutics, Inc.
filed 2021-03-25
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _ TO _
COMMISSION FILE NUMBER 001-38501
___________________________________________
BLACK DIAMOND THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	81-4254660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Main Street, 10th Floor Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)
(617) 252-0848 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	BDTX	The Nasdaq Global Select Market

___________________________________________
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,010,084,331 based on a closing price of $42.16 per share as quoted by the Nasdaq Global Select Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 15, 2021, the registrant had 36,137,635 shares of common stock, $0.0001 par value per share, outstanding.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders, or the Proxy Statement, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Summary of the Material and Other Risks Associated with Our Business
Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business, including those described in Part II, Item IA. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:
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
•We are very early in our development efforts. Most of our product candidates are still in preclinical development. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
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
•We have recently remediated material weaknesses in our internal control over financial reporting. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
•Data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.
•Changes to patent law in the United States and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
•Changes in tax law could adversely affect our business and financial condition.
•We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.
The material and other risks summarized above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Annual Report include, but are not limited to, statements about:
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
•our ability to maintain an effective system of internal controls;
•the ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole; and

•other material risks and uncertainties, including those discussed in Part I, Item 1A, “Risk Factors” in this Annual Report.
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
Item 1. Business
We are a precision oncology medicine company pioneering the discovery and development of small molecule, MasterKey therapies. We target undrugged oncogenic driver mutations in patients with genetically defined cancers. The foundation of our company is built upon a deep understanding of cancer genetics, protein structure and function, and medicinal chemistry. Our proprietary technology platform, which we refer to as our Mutation-Allostery-Pharmacology, or MAP, platform, is designed to allow us to analyze population-level genetic sequencing data to discover oncogenic mutations that promote cancer across tumor types. Our goal is to identify families of mutations that can be inhibited with a single small molecule therapy in a tumor-agnostic manner, termed a MasterKey therapy.
We have designed our lead product candidate, BDTX-189, to potently and selectively inhibit a spectrum of oncogenic proteins defined by mutations which occur outside the adenosine triphosphate, or ATP, site, and which we refer to as non-canonical mutations. Non-canonical mutations occur across a range of tumor types that affect both the epidermal growth factor receptor, or EGFR, and the tyrosine-protein kinase ErbB-2, or HER2. We have designed BDTX-189 to bind to the active site of these mutant kinases and inhibit their function. BDTX-189 is also designed to spare normal, or wild type, EGFR, which we believe will improve upon the toxicity profiles of current ErbB kinase inhibitors. We are also leveraging our MAP platform to identify other families of non-canonical mutations in validated oncogenes beyond ErbB, which has the potential to expand the reach of targeted therapies.
Approved targeted therapies, such as kinase inhibitors, have transformed the treatment of cancers and demonstrated a significant benefit to certain patients by treating active site mutations in a single tumor type. Improved genetic sequencing of cancers has led to the discovery of additional oncogenic genetic alterations. These genetic alterations were previously unaddressed, unsuccessfully targeted or overlooked. Our MAP platform is designed to reveal the oncogenic nature of families of undrugged driver mutations and their associated protein conformations. We believe this approach offers a substantial opportunity to expand the number of patients who could benefit from precision oncology medicines.
Our proprietary MAP platform is built on three central pillars:
•Mutations—Through comprehensive analysis of population-level genetic sequencing data, we identify oncogenic mutations among hundreds of unique alterations within a single gene. We use our algorithm as a machine-learning tool to predict the oncogenicity of various uncharacterized mutations, thereby isolating oncogenic driver mutations from those mutations that are not believed to cause cancer, which are referred to as silent and passenger mutations.
•Allostery—We confirm the oncogenicity of the identified mutations through cell and tumor models and reveal how these mutations drive conformational changes in proteins. This enables us to aggregate subsets of mutations into families based upon similar protein structures and shared selectivity profiles.
•Pharmacology—Using these shared characteristics, we seek to develop single small molecule product candidates, each designed to inhibit an entire family of allosteric mutations.

Our pipeline
Utilizing our proprietary MAP platform, we are building a pipeline of orally available, potent and selective small molecule kinase inhibitors that target a range of driver mutations in cancer. An overview of our pipeline of product candidates is shown in the table below.
BDTX-189: An inhibitor of allosteric oncogenic mutations of ErbB
BDTX-189 is designed as an orally available, irreversible small molecule inhibitor that targets a spectrum of 48 non-canonical and canonical driver mutations of the ErbB kinases EGFR and HER2 while sparing wild type EGFR. These mutations are prevalent in non-small cell lung cancer, or NSCLC, breast, gastric, colon, and endometrial cancers. Currently, there are no drugs approved by the FDA that target all of these oncogenic mutations with a single therapy.
BDTX-189 is designed as a highly selective, potent inhibitor that targets this spectrum of oncogenic proteins defined by the non-canonical ErbB driver mutations, while also sparing WT EGFR. In preclinical models, BDTX-189 exhibited anti-tumor activity evidenced by potent tumor growth inhibition and tumor regression.
We initiated the MasterKey-01 trial in January of 2020 and are currently evaluating BDTX-189 in the Phase 1 dose-escalation portion of the trial. This portion is designed to determine the recommended Phase 2 dose, characterize pharmacokinetics, or PK, and safety, and assess preliminary indications of anti-tumor activity for BDTX-189.

The Phase 2 portion will determine the anti-tumor activity of BDTX-189, as measured by the overall response rate, or ORR, and duration of response, or DOR, in patients with solid tumors that have an EGFR or HER2 exon 20 insertion mutation or allosteric HER2 mutation determined using NGS, or next-generation sequencing.
The results from the Phase 1/2 trial will help to inform our subsequent clinical development strategy, subject to discussions with the FDA, with a potential to pursue an accelerated approval of BDTX-189 for patients with mutations of the ErbB family across one or more solid tumor types as a tumor agnostic indication.
BDTX-1535: A brain-penetrant inhibitor of EGFR mutations, including allosteric and canonical EGFR mutations
BDTX-1535 is designed as a brain-penetrant small molecule inhibitor that targets a spectrum of EGFR mutations, including allosteric and canonical mutations. EGFR mutations covered by BDTX-1535 include those that are frequently observed in glioblastoma, sometimes in groups. Therefore, there is a critical need for a brain-penetrant inhibitor that potently and selectively targets the full array of mutations that contribute to the development of glioblastoma. Additionally, BDTX-1535 is designed to inhibit a spectrum of allosteric, canonical and resistance (C797S, associated with resistance to osimertinib) EGFR mutations found in solid tumors, such as NSCLC, including those with brain metastases.
Glioblastoma is a difficult-to-treat, aggressive type of cancer that can occur in the brain or spinal cord. Current therapy consists primarily of surgical resection of the tumor followed by radiation and chemotherapy and has only a 25 percent survival rate two years after diagnosis. Almost 50 percent of glioblastoma tumors express one or more allosteric EGFR mutations that affect the extracellular region of the receptor tyrosine kinase, consequently promoting oncogenic activation. We believe that current targeted therapies have been unsuccessful in treating glioblastoma due to (i) the concurrent expression of these allosteric EGFR mutations within individual patients, (ii) insufficient drug potency for allosteric EGFR mutations and (iii) low levels of brain penetration. We have shown that the mechanism of activation for these allosteric EGFR mutations involves the formation of a constitutive dimer and a shared conformation by the spectrum of allosteric EGFR mutations expressed in glioblastoma. BDTX-1535 potently and selectively inhibited this spectrum of allosteric mutants and achieved tumor-growth inhibition and regression in the in vivo animal models we have utilized. Additionally, we have observed measurable brain exposure in animal models.
Investigational New Drug application, or IND,-enabling studies of BDTX-1535 are ongoing, and we anticipate submitting an IND for BDTX-1535 in the first half of 2022.
Early-stage programs
We are also progressing our early-stage research programs targeting groups of allosteric mutations in kinases relevant to cancer and/or rare genetic diseases that we have developed utilizing our MAP platform. Our programs in B-Raf Proto-Oncogene, or BRAF, and fibroblast growth factor receptor, or FGFR, are advancing through lead optimization, and we anticipate filing an IND for each program in 2022.
Our strategy
Our vision is to build a differentiated, global biopharmaceutical company by discovering, developing and commercializing novel precision medicines for every genetically defined patient. We are advancing the field of precision medicines through improved understanding of mutant protein conformations to (i) identify novel oncogenic driver mutations and (ii) target families of mutations with individual small molecule therapies. We believe our strategy will enable us to become an industry leader in precision oncology medicine and advance a portfolio of tumor-agnostic product candidates aimed at delivering safe and effective medicines to patients. The critical components of our strategy include:

•Rapidly advance our lead product candidate, BDTX-189, through clinical development, as a tumor-agnostic, spectrum-selective small molecule therapy. We believe BDTX-189 has the potential to treat multiple tumors and become the first agent approved to address allosteric ErbB mutations. Enrollment and dosing are ongoing in the Phase 1 dose-escalation portion of our MasterKey-01 Phase 1/2 trial in solid tumors with genetically defined alterations, including allosteric mutations in EGFR and HER2. Eligible patients are identified by standard, commercially available NGS panels. If successful in achieving clinically meaningful anti-tumor activity across a range of allosteric ErbB mutations and solid tumor types, we plan to meet with regulatory authorities to discuss expedited regulatory approval strategies.
•Rapidly advance BDTX-1535 through IND-enabling studies and into clinical development. We believe that BDTX-1535 could offer an improved approach in glioblastoma by potently and selectively inhibiting the spectrum of allosteric mutant EGFR kinases expressed in glioblastoma tumors with a brain-penetrant compound. We anticipate filing an IND in the first half of 2022.
•Select a development candidate from the lead molecules in each of our BRAF and FGFR programs and rapidly advance each into clinical development. We believe that the lead molecules in our BRAF and FGFR programs could overcome the limitations of current therapies in each target area. Our BRAF molecules are designed as potent MasterKey inhibitors of Class II/III (non-V600) mutations without inducing paradoxical activation. Our FGFR molecules are designed as potent and selective MasterKey inhibitors of allosteric FGFR2/3 mutations that spare FGFR1 and have activity against gatekeeper mutations. We anticipate filing an IND for each program in 2022.
•Expand our pipeline of potent and selective small molecule inhibitors to fully exploit the potential of our proprietary MAP platform. We believe that the general principles for mutation-driven conformational change that we have identified for our lead programs can be applied to other oncogenic proteins. We also believe that our MAP platform has identified undrugged driver mutations for cancer for which we intend to design and develop highly selective and potent inhibitors to block the activity of these oncogenic proteins. We are advancing several early-stage programs focused on targeting a range of driver mutations, including allosteric activating mutations.
•Continue to invest in our proprietary MAP platform to identify and characterize new mutation families. We plan to continue to innovate our MAP platform to enable new insights into canonical and non-canonical mutations and to accelerate our ability to identify other mutational drivers, both in oncology and non-oncology settings. We will continue to enhance our proprietary computational algorithms by leveraging both our extensive in-house expertise in allosteric mutations and deep understanding of chemistry, as well as both internally and externally available computational technologies. By continuing to strengthen and expand our MAP platform, we believe we can exploit the growing amount of genetic sequencing data to characterize mutations underlying human disease.
•Selectively evaluate strategic partnerships that may maximize the potential of our pipeline and our proprietary MAP platform. Given our potential to generate novel product candidates addressing a wide variety of cancers, we may consider and opportunistically enter into strategic partnerships around certain targets, product candidates and disease areas. These collaborations could advance and accelerate our development programs to maximize their market potential and expand our MAP platform capabilities.

Our history and team
We were founded by Dr. David M. Epstein and Dr. Elizabeth Buck in 2014 and, beginning in 2017, together with Versant Ventures began building the MAP platform and chemistry discovery engine. We have assembled a team with significant expertise in drug discovery and development with particular strengths in the discovery of small molecule protein kinase inhibitors. David M. Epstein, Ph.D., our President and Chief Executive Officer, was previously Chief Scientific Officer at OSI Pharmaceuticals, Inc. and founder of Archemix Corporation, where he led the advancement of multiple product candidates into the clinic across several therapeutic areas. Thomas Leggett, our Chief Financial Officer, was previously Chief Financial Officer at Axcella Health, Inc. Christopher D. Roberts, our Chief Scientific Officer, was previously Entrepreneur in Residence at S.R. One Limited, the corporate venture capital arm of GlaxoSmithKline plc. Elizabeth Buck, Ph.D., our Executive Vice President of Discovery & Translational Sciences, previously led preclinical pharmacology and oncology translational research at OSI Pharmaceuticals, Inc. Rachel Humphrey, M.D., our Chief Medical Officer, previously served as Chief Medical Officer at CytomX Therapeutics, Inc. Dr. Humphrey supervised the development of the early and late-stage clinical development of Yervoy (ipilimumab) at Bristol Myers Squibb and Nexavar (sorafenib) at Bayer AG. Brent Hatzis-Schoch, our Chief Operating Officer and General Counsel, was previously General Counsel at Radius Health, Inc. Fang Ni, Pharm.D. our Chief Business Officer, previously served as Principal and was a member of the investment team at Versant Ventures. Karsten Witt, M.D., our Senior Vice President of Non-Clinical Development, previously led clinical development at Array Biopharma Inc. and OSI Pharmaceuticals, Inc. Dr. Witt has been involved in eight regulatory approvals, four of which are related to Tarceva (erlotinib), an approved kinase inhibitor for the treatment of certain lung and pancreatic cancers.
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
These targeted therapies have transformed the treatment of some cancers by providing substantial clinical benefit and have emerged as an important part of standard of care for cancer patients. Worldwide sales of kinase inhibitors, one class of targeted therapies, exceeded $35 billion in 2019. Furthermore, patients with tumors driven by oncogene addiction typically show rapid and measurable tumor shrinkage when exposed to drugs targeting the relevant alteration. Such clinical responses can be dramatic enough in many cases to support expedited regulatory approval of these targeted therapies. Yet, a recent analysis found that only nine percent of patients with metastatic cancer have tumors with genetic profiles that could make them eligible for treatment with an approved precision oncology medicine.
Existing targeted therapies have been effective because they target genetically defined cancers driven by a single set of mutations. Genetic sequencing of tumors reveals that many mutations remain uncharacterized, suggesting that there are additional mutations that can lead to oncogene addiction. With its supplemental approval by the FDA in 2017, pembrolizumab, or Keytruda, was the first targeted oncology treatment approved for any solid tumor based on a molecular profile, regardless of the tumor’s site of origin. In 2018, larotrectinib, or Vitrakvi, was approved by the FDA for neurotrophic tropomyosin receptor kinase, or NTRK, driven cancers, making it the first drug to be approved to treat a specific genetic alteration in a tissue agnostic fashion. We believe that these advancements represent a fundamental change in the development of targeted therapies and will increasingly lead to cancer being characterized for treatment in a genetic, rather than in a tissue-specific manner.

Limitations of current targeted therapies
Current targeted therapies provide clinical benefit to patients expressing the ATP-site mutations but not to patients expressing other mutations. Numerous mutations beyond active site mutations are known to the oncology clinical and research community, but those mutations are not currently targeted by approved inhibitors. For example, while EGFR-targeted therapies, including erlotinib and osimertinib, have proven to be effective in patients with ATP-site mutations, limited response to these inhibitors has been observed when treating patients with cancers expressing other types of oncogenic EGFR mutations, including those expressed outside of the ATP site, such as EGFR exon 20 insertions and extracellular domain mutations. There remains a significant unmet medical need for new drugs that can extend precision medicines to these patients expressing non-ATP site or non-canonical mutations. The figure below depicts the oncogenic EGFR mutations, shown in magenta. These include the ATP-site mutations, EGFR exon 19 deletions and L858R (left panel), as well as an additional spectrum of mutations occurring outside of the ATP site, including EGFR-Viii (middle panel) and EGFR exon 20 insertions (right panel).
Emergence of genetic sequencing as standard of care in treating cancer
The cancer treatment landscape is rapidly evolving, and there is now widespread recognition that cancer is a disease of genetics, as much as it is a disease defined by histology or anatomical location. This shift has been driven by the increased use of genetic sequencing coupled with the availability of approved targeted therapies. The FDA has approved Foundation Medicine’s comprehensive genetic profiling test FoundationOne CDx and the Centers for Medicare & Medicaid Services announced coverage of next generation genetic sequencing tests, which we believe will further drive the use of genetic testing. A recent study demonstrated that 75 percent of oncologists in the United States employ genetic sequencing. As technological advancements in genetic sequencing improve and an increasing number of targeted therapies are developed, we believe that physicians will require molecular information about their patients’ cancers to determine the optimal course of treatment. Not only have advances in genetic sequencing changed the standard of care for oncology patients, they are leading to transformations in the discovery and development of oncology drugs.
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
•these oncogenic mutations can be aggregated into families because they drive similar protein structural changes, and exhibit a shared selectivity profile; and
•a family of oncogenic proteins can therefore be inhibited by a single small molecule that targets the active site regardless of where it appears on the receptor.
We believe we can address certain key limitations of current generation precision medicine therapies in oncology by applying our MAP platform to identify and target novel classes of oncogenic mutations. We believe this enables us to design and develop potential therapies for patients for whom there are currently no targeted treatment options.
Our MAP platform
Our MAP platform is built on three central pillars: Mutation—Allostery—Pharmacology.
Mutation—identify mutations and rank for potential oncogenicity
Our discovery process begins by identifying oncogenic mutations. We use population-level cancer genetic data obtained from all tumor types, to identify potential families of mutations that occur within individual oncogenes.
We have developed unique insights into the specific structural features of a protein that are associated with oncogenic mutations. The algorithm underlying our MAP platform scores each mutation for its potential oncogenicity, which we refer to as a MAP score. We use our algorithm as a machine-learning tool to predict the oncogenicity of various uncharacterized mutations, isolating oncogenic driver mutations from the silent and passenger mutations. We map these mutations onto the 3-dimensional structure of a protein to determine which of the many mutations expressed by human tumors occur at sites associated with oncogenicity.
For HER2 and EGFR, we observed that oncogenic mutations are distributed nearly uniformly throughout the sequence of these two genes, revealing many mutations occurring outside of the ATP site, which have not been targeted by drugs.
For example, applying our algorithm to all currently known mutations in HER2 alone reveals a subset of mutations with high MAP scores, which we believe is a predictor of oncogenicity. For the ErbB family, we observed 3,868 unique mis-sense mutations (935 mutations in EGFR, 670 mutations in HER2, 794 mutations in HER3 and 1,469 mutations in HER4). These mutations are distributed throughout the target sequence. As illustrated in the figure below, we observed 670 unique mutations expressed in HER2, detected within a combined human tumor data set of approximately 70,000 cases (GENIE 5.0 and TCGA data sets). Through this analysis, we re-identified or confirmed the known HER2 allosteric oncogenic mutations, which are the mutations that we targeted with our BDTX-189 product candidate. We also identified an additional subset of mutations with high MAP scores, and we are currently validating these putative oncogenic mutations experimentally. Our goal is to expand our targeted mutation family to potentially include this additional group of non-canonical mutations.

Our genetic sequencing analysis has identified a family of 48 non-canonical mutations in both the extracellular and kinase domains of EGFR and HER2. The figure below is a compilation of the non-canonical EGFR and HER2 oncogenic mutations that we are targeting in both of our ErbB programs. Each dot represents a unique non-canonical EGFR and HER2 oncogenic mutation found in individual tumors, while the height of each dot represents the frequency at which such mutation was found. The sites of two mutations defined as canonical mutations are indicated. The frequency for EGFR oncogenic mutations expressed in glioblastoma was calculated as relative frequency within glioblastoma. The frequency for all other EGFR and HER2 mutations was calculated relative to all solid tumors (approximately 70,000 tumors within project GENIE 5.0 / TCGA dataset). Specifically, the figure shows the prevalence of various types of alterations of EGFR expressed in glioblastoma (EGFR-Viii, EGFR-Vii, EGFR-Vvi, three mutations affecting EGFR-A289 and two mutations affecting EGFR-G598) and various types of EGFR and HER2 alterations expressed across solid tumors (two mutations affecting HER2-S310, HER2-R678Q, six unique mutations affecting HER2-L755, four unique mutations affecting HER2-V777, HER2-V842I, 46 unique mutations that are deletions within exon 19, and 28 unique mutations that are insertions within exon 20 and EGFR-L858R).

We selected 43 additional HER2 mutations to experimentally test for oncogenicity using the BaF3 transformation assay. Thirty-three of the 43 mutations tested had high MAP scores and were therefore predicted to have oncogenic behavior, while ten of the 43 mutations had low MAP scores and were therefore not predicted to be oncogenic. In this screen, we also tested wild type HER2 and three HER2 mutations that we had already observed to have oncogenic behavior. Wild type HER2 was unable to transform BaF3 cells to IL-3 independent proliferation, while all three validated HER2 oncogenic mutations (HER2-V842I, L755S and S310F) successfully transformed cells, as evidenced by greater than three-fold proliferation over a seven-day period. Of the 33 mutations with high MAP scores that were predicted to be oncogenic, 15 were transformative. In contrast, among the group of mutations with low MAP scores that were not predicted to have oncogenic behavior, only two transformed BaF3 cells to proliferate greater than three-fold over seven days. We found newly characterized mutations to be sensitive to BDTX-189, as evidenced below with potent inhibition of proliferation against cells transformed by the HER2-R103Q mutation.
Allostery—understanding the mechanism for oncogenic activation
We evaluate the oncogenicity of these mutations occurring outside of the ATP site and use our preclinical models to reveal how they drive protein conformation change to promote oncogenicity. We then use these models to determine whether the drug sensitivity profile, or pharmacology, of the ATP site is altered. We use this information to aggregate mutations into oncogene families that share a similar ATP site pharmacology.
In the ErbB space, the drug selectivity patterns of mutant EGFR and HER2 kinases provide evidence of unique conformational states driven by mutation. As illustrated in the figure below, dimerization is required for receptor activation, an important step in oncogenic signaling. In wild type EGFR, the binding of a ligand to the extracellular domain promotes an active dimer conformation. In the case of wild type EGFR, this is a transient dimer conformation. We have discovered that a family of EGFR and HER2 mutations activate these kinases and promote oncogenicity by stabilizing the kinase in a unique constitutive dimer conformation. Importantly, the constitutive dimer conformation results in a change in selectivity for drugs which bind to the ATP site, potentially reducing the effectiveness of currently approved targeted therapies, such as erlotinib.

The protein conformation for the active form of allosteric mutant ErbB receptors is unique from the conformation of wild type EGFR. Wild type EGFR is inactive in its monomeric form and activated upon the binding of an EGF ligand (shown in dark purple) to the extracellular domain, forming an active transient dimer conformation. Allosteric ErbB mutations (highlighted in magenta in this example) can promote a constitutive dimer conformation which has high activity and is oncogenic.
Pharmacology—develop mutation spectrum-selective drugs to our targets
Our team of experienced medicinal chemists seek to design and identify small molecules that bind to the active site and inhibit the target only when it is in the unique conformation promoted by the non-canonical oncogenic mutations we identified. Combining a multidimensional medicinal chemistry lead identification and optimization strategy with our proprietary know-how in drug design, we aim to identify small molecules with bespoke selectivity against the entire desired spectrum of mutations as a family, while at the same time sparing inhibition of the wild type form of the protein or other unwanted targets.
For the development of BDTX-189, our ErbB product candidate that is currently in clinical development, we utilized these cell and tumor models as biological screens that recapitulate the tumor biology for these mutations. BDTX-189 binds to the ATP-site to inhibit the constitutive dimer in a family of EGFR and HER2 mutations, while at the same time sparing inhibition of the normal wild type EGFR. We have validated the activity for BDTX-189 against the most commonly occurring mutations representing each of these types of mutations (HER2-S310F, HER2-R678Q, HER2-L755S, HER2-V777L, HER2-V842I, the EGFR Exon 20 insertions EGFR-ASV/SVD/NPH/FQEA, the HER2 Exon 20 insertions HER2-YVMA/GSP, the EGFR Exon 19 deletion EGFR-746-750, and EGFR-L858R).

Our product candidates and development programs
We are leveraging our MAP platform to develop a drug pipeline of orally available, potent and spectrum-selective small molecule kinase inhibitors that target genetic drivers in several cancers. We own worldwide commercial rights to all of our product candidates.
BDTX-189: An inhibitor of allosteric oncogenic drivers of ErbB
Overview
Allosteric ErbB mutations are found in one to two percent of a large variety of solid tumors but are overexpressed in tumors such as advanced NSCLC, invasive breast, bladder and endometrial cancer, where incidence ranges from two to seven percent. Currently available EGFR and HER2 tyrosine kinase inhibitors or monoclonal antibodies have limited or no anti-tumor activity against these genetic alterations due to insufficient potency or lack of selectivity, which results in toxicity before adequate exposures can be achieved. There remains a significant unmet medical need for new drugs that can extend targeted therapies to patients expressing non-canonical mutations outside of the ATP site.
BDTX-189 is designed as an orally available irreversible, small molecule inhibitor that targets undrugged oncogenic driver mutations of ErbB kinases in HER2 and EGFR. These include extracellular domain allosteric mutations of HER2, as well as EGFR and HER2 kinase domain exon 20 insertions, and additional activating oncogenic drivers of ErbB. Currently, there are no FDA approved drugs that targets all of these mutations with a single small molecule therapy.
We are currently enrolling patients in the Phase 1 dose-escalation portion of the trial, which is designed to determine the recommended Phase 2 dose, characterize the PK and safety, and assess preliminary indications of anti-tumor activity of BDTX-189.
The open-label Phase 2 portion is expected to determine the ORR and DOR in patients with solid tumors that have an allosteric HER2 mutation, or EGFR or HER2 exon 20 insertion mutation determined using NGS, or next-generation sequencing.
The results from the Phase 1/2 trial will help to inform our subsequent clinical development strategy, subject to discussions with the FDA, with a potential to pursue an accelerated approval of BDTX-189 for patients with mutations of the ErbB family across one or more solid tumor types as a tumor agnostic indication.
The figure below shows the selectivity pattern for BDTX-189 for non-canonical oncogenic mutations and additional oncogenic drivers of ErbB (with wild type for reference), each as determined by measuring 50 percent inhibition, or IC50, values.
In cell-based assays, BDTX-189 achieved potent inhibition of each of the 48 allosteric ErbB mutant variants tested with an average selectivity versus wild type EGFR of greater than 50-fold, including the family of EGFR and HER2 Exon 20 insertion mutations.

BDTX-189 has demonstrated in vitro activity against the canonical activating EGFR mutations (exon 19 deletion and L858R mutation), as well as potent HER2 wild-type activity, or HER2-positive. We continue to evaluate BDTX-189’s activity in areas where we believe there may be additional opportunities.
As shown in the figure below, BDTX-189 inhibited the proliferation of both BaF3 transformants (engineered cell lines) and patient derived cell lines expressing the EGFR Exon 20 insertion mutants EGFR-NPH and EGFR-ASV.

Cellular Potency (IC50, nM)
1000
100
10
1
EGFR-WT
Cell Lines
EGFR-NPH
Engineered
Patient Derived
CUTO-17
EGFR-ASV
Engineered
Patient Derived
CUTO-14

A favorable therapeutic window over wild type EGFR was a key design objective in the ErbB program. BDTX-189 achieved high selectivity for cells expressing the targeted allosteric EGFR and HER2 mutants and the compound spares cells expressing wild type EGFR (A431 and H292).
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

In preclinical animal models, BDTX-189 was observed to have high potency and fast irreversible inactivation of the desired mutations. BDTX-189 displayed a favorable pharmacokinetic profile with fast absorption, good exposure and subsequent swift elimination, together with rapid irreversible target inhibition. As illustrated in the figures below, BDTX-189 was observed to be well suited to engage and inactivate the allosteric ErbB mutants in vivo. In acute dose pharmacokinetic/pharmacodynamic, or PK/PD, studies, oral administration of BDTX-189 to athymic nude mice bearing a range of HER2-S310F, EGFR-Viii (both BaF3 and GBM6 patient derived glioblastoma tumors) or HER2-YVMA BaF3 allograft tumors resulted in potent and sustained suppression of target phosphorylation for at least 24 hours following dosing.
BDTX-189 inhibits the activity across a range of EGFR and HER2 mutants in vivo (50mpk QD acute oral dosing), including mutants with a range of in vitro IC50 values.

As shown in the figures below, BDTX-189 demonstrated dose-dependent tumor inhibition and regression in both engineered HER2 S310F tumor models and EGFR Exon 20 insertion patient-derived xenograft, or PDX, models.
(a) Daily dosing of BDTX-189 was evaluated in athymic nude mice bearing HER2 S310F Ba/F3 allograft tumors up to 100 mg/kg daily dose; (b) Daily dosing of BDTX-189 at an oral dose of 1 to 50 mg/kg was evaluated in athymic nude mice bearing CUTO-14 PDX tumors that express the EGFR mutation EGFR ASV.
We used a PK/PD analysis of the HER2-S310F BaF3 allograft tumor inhibition studies to assess the PK/PD driver for efficacy using different doses and dose regimens to project expected human exposures to be associated with anti-tumor activity.
Clinical development plan
We submitted our IND for BDTX-189 in November 2019, which was allowed by the FDA on December 13, 2019. Enrollment and dosing of patients is ongoing in the Phase 1 dose-escalation portion of our MasterKey-01 trial. We intend to pursue a tumor agnostic development strategy. We have designed the initial study to be a combined Phase 1/2 clinical trial which is intended to allow a seamless transition from the Phase 1 dose-escalation portion into a Phase 2 portion to expedite development of this product candidate. The Phase 1 portion is designed to determine the recommended Phase 2 dose, characterize the PK and safety, and assess preliminary indications of anti-tumor activity of BDTX-189.

Our Phase 1 portion is designed to allow for greater flexibility and precision to determine the appropriate dose for further clinical evaluation. The Phase 1 trial is a two-step process where step one is a single-patient cohort, accelerated dose-escalation process until grade 2 drug-related adverse events are observed or until a predefined dose level is reached. Step 2 is designed to provide the flexibility to enroll three or more patients in dose-escalating cohorts, which is intended to allow evaluation of drug tolerability as well as enrollment of patients with allosteric ErbB mutations or HER2 amplification at relevant exposures to evaluate early anti-tumor proof-of-concept. The study is primarily evaluating once daily dosing, but will also assess more frequent dosing schedules, such as twice daily, if the drug pharmacology or patient tolerability suggest this could be a better approach. In the Phase 1 portion, we plan to enroll up to 100 patients with advanced or metastatic solid tumors for whom no standard therapy is available or for whom standard therapy is considered unsuitable or intolerable, as determined by the investigator. In the Phase 1 portion, we are enrolling and dosing patients with solid tumors that have alterations that may be associated with BDTX-189 anti-tumor activity based on preclinical data such as allosteric HER2 or HER3 mutation, EGFR/HER2 exon 20 insertion mutation, HER2 amplified/overexpressing tumor, EGFR exon 19 deletion or L858R mutation. We are on track to complete the dose-escalation portion of the Phase 1 clinical trial in the first half of 2021. We are working toward selection of the recommended Phase 2 dose for BDTX-189 and plan to initiate the safety expansion cohort in the second quarter 2021.
The open-label Phase 2 portion is expected to enroll up to 100 patients in multiple cohorts with solid tumors that have allosteric HER2 mutations, or EGFR or HER2 exon 20 insertion mutations determined using NGS, or next-generation sequencing. The patient population will already have been treated with standard approved cancer therapies and have either relapsed or failed to respond to those therapies. To be enrolled, patients must also be willing to provide tumor tissue for confirmatory mutation testing in order to facilitate our development of a companion diagnostic test. We expect to enroll a population with a variety of different advanced or metastatic cancers including lung, breast, endometrial, and many other solid tumors. The planned primary objective of the Phase 2 portion is to determine the anti-tumor activity of BDTX-189 in patients preselected with allosteric ErbB mutations and evaluate this in each of the cohorts. The Phase 2 portion of the MasterKey-01 study is on track to begin in the second half of 2021.
If the combined efficacy data from the Phase 1 and 2 portions of the trial show adequate anti-tumor activity across the mutation spectrum and tumor types, we anticipate that we may either expand the Phase 2 portion or initiate a second Phase 2 trial in order to pursue an accelerated approval path, if available, with the FDA for a tumor agnostic indication. This approach is similar to the precedent established by Keytruda in MSI-high/dMMR cancers and Vitrakvi or larotrectinib, or Rozlytrek or entrectinib, in NTRK fusions cancers. A larger sample size may be needed for some mutations and/or tumor types to achieve this goal.

Our regulatory strategy includes periodic dialogue with the FDA regarding the study design, patient population, study endpoint and companion diagnostic strategy for the BDTX-189 development program. For example, in March 2021, we met with the FDA to discuss the registrational potential and design of the Phase 2 portion of the trial. At the meeting with the FDA, the FDA notified us that, because the Phase 2 portion of the trial is potentially registrational and may support a new drug application, we may only enroll up to 50 patients in Phase 2 before results of routine three-month good laboratory practice, or GLP, toxicology studies have been submitted and accepted by the FDA. This partial clinical hold on Phase 2 enrollment is not based on any safety findings from the MasterKey-01 trial and has no impact on completion of our Phase 1 study (including the planned safety expansion cohort). We have initiated the three-month GLP toxicology studies and do not anticipate any delays to our clinical trial timelines for BDTX-189.
We believe that ORR and DOR combined with a favorable safety profile may, subject to further discussions with FDA, support filing for accelerated approval provided we can obtain data from a sufficiently large sample size across the mutation spectrum and tumor types. While an accelerated approval path cannot be guaranteed, if we obtain accelerated approval based on the outlined plan, the FDA will still require the conduct of a post-approval study to confirm clinical benefit.
Should the anti-tumor activity in certain subgroups be inadequate to support further development, we may not pursue the broader tumor agnostic population and instead limit enrollment to patients with tumor types and/or mutations that appear to derive the greatest clinical benefit. We believe, subject to discussion with the FDA, that this may be achieved by either amending the Phase 2 portion of the planned study or opening a separate pivotal Phase 2 study to support accelerated approval. In July 2020, the FDA granted Fast Track designation to BDTX-189 for the treatment of adult patients with solid tumors harboring an allosteric HER2 mutation or an EGFR or HER2 Exon 20 insertion mutation who have progressed following prior treatment and who have no satisfactory treatment options. We may also seek Breakthrough Therapy designation by the FDA.
We plan on using one of the existing NGS tests which already include the allosteric ErbB mutations of interest to identify patients and to collaborate with one or more partners on development of a companion diagnostic test.
BDTX-1535: A brain-penetrant inhibitor of EGFR mutations, including allosteric EGFR mutations
Overview
According to the American Society of Clinical Oncology, there will be approximately 24,000 new cases of brain or spinal cord cancer in the United States in 2021. Fifteen percent of patients with brain cancer have glioblastoma, a particularly aggressive form, and most of those patients die within 15 months of diagnosis.
Almost 50 percent of glioblastoma tumors express one or more allosteric EGFR mutations that affect the extracellular region of the receptor kinase and promote oncogenic activation. These include large deletions of portions of the extracellular domain, including the mutants EGFR-Viii, EGFR-Vvi, and EGFR-Vii. These also include any one of a number of short variant, single amino acid substitutions affecting the extracellular domain, the most common of which are substitutions at position A289. These mutants are constitutively activated, exhibit sustained signaling that is resistant to downregulation, and are both transforming and tumorigenic. Their expression has been associated with metastasis and with poor long-term overall survival.
EGFR oncogenic mutations are expressed throughout the target sequence. The figure below shows the frequency for EGFR oncogenic mutations expressed in glioblastoma (EGFR-Viii, EGFR-Vii, EGFR-Vvi, EGFR-G598 mutations, EGFR-A289V mutations) which was calculated as relative frequency within glioblastoma (Brennan et al Cell 2013). Each dot represents a unique oncogenic mutation found in individual tumors and the height of each dot represents the frequency with which it was found. A given glioblastoma tumor may co-express multiple different EGFR oncogenic mutations. Therefore, we believe a critical challenge to overcome in drug discovery and clinical development of targeted therapies is to develop precision medicines for glioblastoma that efficiently block the oncogenic activity across all of these various allosteric-EGFR species.

We have shown that the mechanism of activation for these EGFR mutants requires formation of a covalent dimer, which is always active, also known as a constitutive dimer. The formatting of these constitutive dimers is essential for oncogenicity. No current generation EGFR-directed therapy has proved effective in treating patients that express these mutations. We believe this is due to (i) inability to inhibit the entire group of allosteric glioblastoma mutations expressed in a given tumor, (ii) the inability to target the constitutive dimer conformation and (iii) poor brain penetration. The figure below illustrates distinct allosteric EGFR oncogenic mutations (EGFR-Viii, EGFR-Vii, EGFR-Vi, EGFR-A289V) that similarly promote a constitutive dimer conformation, which is different from the transient dimer conformation for wild type EGFR. For mutants, the region surrounding each mutation site is highlighted in magenta. For wild type EGFR, bound EGF ligand is shown in dark purple.
We have applied our platform and our proprietary chemistry know-how to design and develop potent and selective inhibitors targeting a group of glioblastoma constitutive dimer EGFR mutations described above.
In November 2020, we announced the nomination of BDTX-1535 as a development candidate for the treatment of glioblastoma. In cell-based assays, BDTX-1535 achieved potent MasterKey inhibition of all members of the family of oncogenic EGFR variants expressed in glioblastoma with selectivity versus wild type EGFR.

Anti-proliferative activity against BaF3 transformants expressing allosteric EGFR oncogenes versus EGFR WT expressing A431 cells
Additionally, in mouse models, BDTX-1535 demonstrated a pharmacokinetic profile that supports its ability to penetrate the blood-brain barrier. BDTX-1535 achieved complete and sustained inhibition of the phosphorylated state of EGFR in mouse models bearing Ba/F3 allosteric EGFR mutants, as well as tumor growth inhibition in mouse models bearing intracranial PDX tumors expressing allosteric EGFR mutants.
Bioluminescence imaging in mice expressing intracranial GBM6 patient derived tumors. Mice were treated orally with 50mg/kg of BDTX-1535
IND-enabling studies for BDTX-1535 are ongoing, and we anticipate filing an IND in the first half of 2022.

Early-stage programs
We are applying our MAP platform to the analysis of the mutation landscape of more than 300 genes, including 92 kinases within Foundation Medicine’s FoundationOne CDx test panel. Of these 92 kinases, we applied our MAP scoring algorithm to six kinases, including all ErbB family members, other RTKs (FGFR2/3) and a non-receptor kinase (BRAF). We are advancing several early programs focused on targeting a range of driver mutations, including allosteric activating mutations. We believe these general principles also apply to targets associated with diseases outside of oncology, and we are currently evaluating additional groups of targets for drug discovery. As part of our on-going efforts to leverage our know-how regarding mutations in the ErbB family, we continue to investigate novel potent and selective compounds directed against this family of targets.
BRAF program
Oncogenic mutations affecting BRAF include the V600E (Class I) active site mutation together with families of allosteric and non-canonical mutations (Class II and Class III). While the V600E Class I mutation has been successfully targeted in melanoma, there are currently no approved therapies that target the full spectrum of Class II and Class III mutations that are expressed in melanoma together with a range of other solid tumors. Additionally, both approved drugs and product candidates that are currently in clinical development lead to paradoxical activation of wild type-RAF and select non-canonical mutations, which can lead to secondary malignancies.
Our BRAF program leverages our MAP Platform to (i) define the full spectrum of oncogenic Class II and Class III mutations expressed by human cancers, which includes groups of novel oncogenic mutations that we have validated internally; (ii) classify mutations according to unifying conformational changes; and (iii) design small molecule inhibitors that are active against the full spectrum of BRAF oncogenic mutations.
Our BRAF program compounds are MasterKey therapies designed to target clusters of known and novel oncogenic BRAF Class II/Class III alterations, while avoiding paradoxical activation independent of context. Tumor regression in mouse models has been observed. We anticipate filing an IND for the BDTX BRAF program in 2022.
FGFR program
Oncogenic mutations affecting FGFR2 and FGFR3 (including short variant point mutations and fusions) are expressed across a range of cancers such as bladder and cholangiocarcinoma. While these mutations have been targeted by two first generation pan-FGFR inhibitors (erdafitinib and pemigatinib), clinical success has been hindered by dose limiting toxicities related to on-target inhibition of FGFR1, which causes hyperphosphatemia and the need for significant dose interruptions and dose reductions, and even discontinuation. Furthermore, current FGFR inhibitors are limited by acquired resistance due to mutation of gatekeeper positions in FGFR2/3, which are residues that modulate access to the ATP-binding site. These limitations limit the efficacy of current generation FGFR targeted therapies.
Our FGFR program leverages our MAP Platform to (i) define the full spectrum of FGFR2/3 oncogenic mutations, which are allosteric; (ii) classify mutations according to unifying conformational changes; and (iii) design small molecule inhibitors that are active against the full spectrum of oncogenic FGFR2/3 mutations, exhibit improved resistance profile versus the clinically relevant gatekeeper mutations and achieve selectivity versus FGFR1. We believe that our MAP Platform drug discovery platform is differentiated by its capability to identify development candidates that are selective versus FGFR1.
BDTX FGFR program compounds are MasterKey inhibitors of allosteric FGFR2/3 mutations with selectivity versus FGFR1 and activity against gatekeeper mutations. Tumor regression in mouse models has been observed. We anticipate filing an IND for the BDTX FGFR program in 2022.

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
We entered into a services agreement (the “Service Agreement”) with Ridgeline in March 2017, amended in November 2017, December 2018 and March 2020, or the Service Agreement.
In March 2020, we transitioned from our previous service model with Ridgeline to a more limited consulting arrangement. We have continued to build our internal chemistry, manufacturing and controls, biology and preclinical development capabilities through key additional hires and have assumed all activities that were previously conducted by Ridgeline on our behalf. All results, inventions, and products and any related intellectual property that arose from services provided by Ridgeline are owned by us.
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
We face competition with respect to our current product candidates and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue targeted therapies for patients with genetically defined cancers. For example, we expect BDTX-189 will compete against approved and in-development compounds in the following spaces:
•In the EGFR Exon 20 insertion NSCLC space: amivantamab, which is under development by Janssen Research & Development, LLC and has been submitted to the FDA for accelerated approval; mobocertinib (TAK-788), which is under development by Takeda Pharmaceutical Company Ltd; CLN-081, which is under development by Cullinan Management, Inc.; and ORIC-114 (formerly VRN-07), which is under development by ORIC Pharmaceuticals, Inc.
•In the HER2 Exon 20 insertion NSCLC space: trastuzumab deruxtecan (DS-8201), which is marketed by Daiichi Sankyo Company Ltd. and AstraZeneca plc under the trade name Enhertu and is currently approved for HER2+ breast and gastric cancers; poziotinib, which is under development by Spectrum Pharmaceuticals, Inc.; and pyrotinib, which is under development by Jiansu Hengrui Medicine Co Ltd.
•In the allo-HER2 space: neratinib, which is marketed by Puma Biotechnology, Inc. under the trade name Nerlynx and is currently approved for HER2+ breast cancer.
In addition, there are other small molecule and precision oncology-focused companies with whom we may eventually compete, including Loxo Oncology, Inc. (acquired by Eli Lilly and Company), Blueprint Medicines Corporation, Deciphera Pharmaceuticals, Inc., Turning Point Therapeutics, Inc., Mirati Therapeutics, Inc., Relay Therapeutics, Inc. and Kinnate Biopharma, Inc.

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
All of our product candidates are small molecules and are manufactured via synthetic processes from available starting materials. The chemistry appears amenable to scale up and does not currently require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.
We generally expect to rely on one or more potential partners for the manufacture of companion diagnostics for our products, which are assays or tests to identify an appropriate patient population.

Commercialization
Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States to sell our products. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which our product candidates are being developed. Outside the United States, we may enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval.
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
As of February 28, 2021, we own eleven U.S. provisional patent applications, two pending U.S. patent applications, and four Patent Cooperation Treaty, or PCT, patent applications. We currently do not own or in-license any issued patents with respect to BDTX-189, our MAP platform or our Glioblastoma program, and our intellectual property portfolio is in its very early stages. We do not currently own or in-license any issued patents or provisional or non-provisional patent applications covering our other product candidates or technology.
BDTX-189
As of February 28, 2021, we own six U.S. provisional patent applications, one pending U.S. patent application, and three PCT patent applications that cover our tumor agnostic program. The program includes six U.S. provisional patent applications, one pending U.S. patent application, and one PCT patent application that collectively cover the composition of matter for BDTX-189, polymorphs of BDTX-189, as well as methods of using and making BDTX-189. Any U.S. or foreign patent issued from these pending applications would be scheduled to expire between 2039 and 2041, excluding any additional term for patent term adjustment or patent term extension, and assuming national phase entries are timely made based upon the pending PCT application and payment of all applicable maintenance or annuity fees.
MAP platform
As of February 28, 2021, we own one U.S. patent application that covers our MAP platform and the use thereof in developing and applying therapeutics. Any U.S. patent issued from this U.S. patent application would be scheduled to expire in 2040, excluding any additional term for patent term adjustment or patent term extension.
BDTX-1535
As of February 28, 2021, we own two U.S. provisional patent applications and one PCT patent application that cover our glioblastoma program, which are directed to the composition of matter for the drug candidates of the program, analogs thereof, as well as methods of using and making these compounds. Any U.S. or foreign patent issued from these U.S. pending applications would be scheduled to expire between 2040 and 2041, excluding any additional term for patent term adjustment or patent term extension.
BRAF program
As of February 28, 2021, we own one U.S. provisional patent application that covers our BRAF program, which is directed to the composition of matter for the compounds of the program, analogs thereof, as well as methods of using and making these compounds. Any U.S. or foreign patent issued from this pending application would be scheduled to expire in 2042, excluding any additional term for patent term adjustment or patent term extension.

FGFR program
As of February 28, 2021, we own one U.S. provisional patent application that covers our FGFR program, which is directed to the composition of matter for the compounds of the program, analogs thereof, as well as methods of using and making these compounds. Any U.S. or foreign patent issued from this pending application would be scheduled to expire in 2042, excluding any additional term for patent term adjustment or patent term extension.
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
Rare pediatric disease designation and priority review vouchers
Under the FD&C Act, the FDA incentivizes the development of drugs that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with potential for PRVs to be granted through September 30, 2026.
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
•The federal civil and criminal false claims laws, including the civil False Claims Act, or FCA, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. On November 20, 2020, the Office of Inspector General, or OIG, finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rule (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business.
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
State and foreign laws also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies, including pharmaceutical manufacturers, and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.
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
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products.
Current and future healthcare reform legislation
In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. The ACA includes provisions of importance to our potential product candidates that:
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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court, and the United States Supreme Court. Additionally, the Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended, especially under the Biden administration. We cannot predict what affect further changes to the ACA would have on our business.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, at the federal level, the Trump administration’s budget for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. It is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021. Congress and the Trump administration each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. The FDA published a final rule, effective November 30, 2020, that allows for the importation of certain prescription drugs from Canada. Under the final rule, states and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Separately, the FDA also issued a final guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Government regulation of drugs outside of the United States
To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization or identification of an alternate regulatory pathway, manufacturing, commercial sales and distribution of our products. For instance, in the United Kingdom and the European Economic Area, or the EEA (comprised of the 28 EU Member States plus Iceland, Liechtenstein and Norway), medicinal products, including advanced therapy medicinal products, or ATMPs, are subject to extensive pre- and post-market regulation by regulatory authorities at both the EEA and national levels. ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products. Gene therapy products deliver genes into the body that lead to a therapeutic, prophylactic or diagnostic effect. Libmeldy is authorized as a gene therapy product in the EEA, and we anticipate that our gene therapy development products would also be regulated as ATMPs in the EEA.
•Centralized procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opining of the European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.
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
In the EEA, new products for therapeutic indications that are authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period, if granted, prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization for a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on a MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. In the EEA a medicinal product may be designated as orphan medicinal product if it meets the following criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) the prevalence of such condition must not be affecting more than five in 10,000 persons in the EEA when the application is made, or (b) without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EEA to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EEA, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication. An orphan product can also obtain an additional two years of market exclusivity in the EEA for pediatric studies. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Otherwise, orphan medicine marketing exclusivity may be revoked only in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder consents to a second orphan medicinal product application; or (iii) the marketing authorization holder cannot supply enough orphan medicinal product.
From January 1, 2021, a separate process for orphan drug designation will apply in Great Britain. There will be no pre-marketing authorization orphan designation (as there is in the EEA) and the application for orphan designation will be reviewed by the MHRA at the time of the marketing authorization application. The criteria are the same as in the EEA, save that they apply to Great Britain only (e.g. there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain).
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
In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System (CTIS), the centralized European Union portal and database for clinical trials foreseen by the regulation, through an independent audit. The regulation becomes applicable six months after the European Commission publishes notice of this confirmation. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation. It is expected that the new Clinical Trials Regulation will come into effect following confirmation of full functionality of the Clinical Trials Information System, the centralized European Union portal and database for clinical trials foreseen by the new Clinical Trials regulation, through an independent audit, which is currently expected to occur in December 2021.
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
Brexit and the Regulatory Framework in the United Kingdom
In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. There was a transitional period, during which European Union’s rules continued to apply in the United Kingdom, however this ended on December 31, 2020. The United Kingdom and European Union have signed a European Union-United Kingdom Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the United Kingdom and the European Union. This agreement provides details on how some aspects of the United Kingdom and European Union’s relationship regarding medicinal products will operate, particularly in relation to Good Manufacturing Practice, however there are still many uncertainties. Many of the regulations that now apply in the United Kingdom following the transition period (including financial laws and regulations, tax, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, medicine approval and regulations, immigration laws and employment laws), will likely be amended in future as the United Kingdom determines its new approach, which may result in significant divergence from European Union regulations. This lack of clarity on future United Kingdom laws and regulations and their interaction with the European Union laws and regulations increases our regulatory burden of operating in and doing business with both the United Kingdom and the European Union.
The long-term effects of Brexit will depend in part on how the European Union-United Kingdom Trade and Cooperation Agreement, and any future agreements signed by the United Kingdom and the European Union, take effect in practice. Such a withdrawal from the European Union is unprecedented, and it is unclear how the restrictions on the United Kingdom’s access to the European single market for goods, capital, services and labor within the European Union and the wider commercial, legal and regulatory environment, could impact our current and future operations and clinical activities in the United Kingdom.
We may also face new regulatory costs and challenges that could have an adverse effect on our operations as a result of Brexit. The European Union, the United Kingdom will lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers that could make our doing business in the European Union or European Economic Area more difficult. We expect that, now the transition period has expired, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the

United Kingdom determines which European Union laws to replicate or replace, including those related to the regulation of medicinal products. Any of these effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations in the United Kingdom. Any of these effects of Brexit, among others, could materially adversely affect the business, business opportunities, and financial condition of our Company.
The uncertainty concerning the United Kingdom’s legal, political and economic relationship with the European Union following Brexit may also be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).
Human Capital Resources
In order to achieve the goals and expectations of our Company, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make Black Diamond a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees.
As of February 28, 2021, we had 73 full-time employees. 31 of our employees have Ph.D. degrees. The following table shows the number of full-time employees as of February 28, 2021 engaged in either research and development or administrative functions, broken out by location.

Function	US	Canada
Research and development	49	2
Administrative	22	—
Total	71	2
None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
The success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety and wellness. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having most of our non-laboratory employees work from home, while implementing additional safety measures for employees continuing critical on-site work.
We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among others. In addition to our broad-based equity award programs, we have used targeted equity-based grants with vesting conditions to facilitate retention of personnel.

Facilities
We lease a facility containing approximately 25,578 square feet of office space for our principal office, which is located at One Main Street, Cambridge, MA 02142. The lease expires on August 31, 2028, subject to an option to extend the lease for five additional years. We also lease a facility containing approximately 2,357 square feet of office space, which is located at 139 Main Street, Cambridge, MA 02142. The lease expires on April 30, 2022, subject to an option to extend the lease for three additional years. We also lease approximately 1,500 square feet of laboratory space and 500 square feet of office space at 25 Health Sciences Drive, Stony Brook, NY 11790 and we are in the process of renegotiating our lease for this location. In December 2020 we entered into an agreement to lease approximately 18,120 square feet of office and laboratory space at 430 East 29th Street, New York, New York 10016. The lease expires on June 30, 2032, subject to an option to extend the lease for five additional years. In addition, we also have a license to use the private and shared laboratory and office facilities at 180 Varick Street, New York, NY 10014. The license expires on December 31, 2021, however, the Company may terminate the lease with 30-days’ notice. For our Canadian subsidiary, we have a non-exclusive license to occupy a portion of a building located at 661 University Avenue, Toronto, Ontario M5G 0B7, for the purposes of conducting laboratory research, business planning and related activities. The license expires on April 1, 2022.
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
Corporate Information
We were formed as an LLC in December 2014 and we converted to a corporation in September 2016 under the laws of the State of Delaware under the name ASET Therapeutics, Inc. On January 2, 2018, we changed our name to Black Diamond Therapeutics, Inc. Our principal executive offices are located at One Main Street, Cambridge, MA 02142, and our telephone number is 617-252-0848. We have two subsidiaries, Black Diamond Therapeutics (Canada) Inc., which was incorporated in 2018, and Black Diamond Therapeutics Security Corporation, which was incorporated in 2019. Our website address is https://www.blackdiamondtherapeutics.com. The information contained in or accessible from our website is not incorporated into this Annual Report, and you should not consider it part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.
On February 3, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold, 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, at a public offering price of $19.00 per share. The gross proceeds from the IPO were $231.3 million and the net proceeds were $212.1 million, after deducting underwriting discounts and commissions and other estimated offering expenses.
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
As of June 30, 2020, the market value of our stock held by non-affiliates was greater than $700 million. As of January 1, 2021, we ceased to be a smaller reporting company.

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
Item 1A. Risk Factors
Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report and in other documents that we file with the SEC, in evaluating the Company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks and uncertainties summarized and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, prospects, financial condition and results of operations. Certain statements in this Annual Report are forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
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
•maintaining a continued acceptable safety profile of our products following approval; and
•factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g. the COVID-19 pandemic).
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
We may experience delays in obtaining the FDA’s authorization to initiate clinical trials under future INDs, completing ongoing preclinical studies of our other product candidates, and initiating our planned preclinical studies and clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time, or be completed on schedule, if at all. For example, at a meeting with the FDA in March 2021, the FDA notified us that, because the Phase 2 portion of our ongoing Phase 1/2 clinical trial of BDTX-189 is potentially registrational and may support a new drug application, we may only enroll up to 50 patients in Phase 2 before results of routine three-month good laboratory practice, or GLP, toxicology studies have been submitted and accepted by the FDA.

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
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019, an outbreak of a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread to other regions and countries worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Almost all U.S. states and many local jurisdictions issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, as well as volatility in stock prices, among other effects. There is a risk that government actions will not be effective at containing COVID-19 or other infectious diseases, and that government actions, including the orders and restrictions described above, that are intended to contain the spread of COVID-19 will have a devastating negative impact on the world economy at large, in which case the risks to our operating results and financial condition described herein would be elevated significantly.
The continued spread of COVID-19 or other global health matters, has impacted and may continue to impact our target patient populations as well as the hospitals and clinical sites in which we conduct any of our clinical trials, which could lead to delays in completing enrollment of our clinical trials. For instance, the COVID-19 outbreak may continue to impair our ability to recruit and retain patients and engage principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography or due to prioritization of hospital resources toward the outbreak and restrictions on travel. Furthermore, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. COVID-19 already has affected and may further negatively affect the operations of third party contract research organizations that we rely upon to carry out our discovery work, clinical trials or the operations of our third party manufacturers, which could result in delays or disruptions in the supply of our product candidates and the conduct of experiments and studies. Any negative impact COVID-19 has to patient enrollment or treatment or the timing and execution of our preclinical studies or clinical trials could cause costly delays to our development programs, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results. COVID-19 has also caused, and may continue to cause for an extended period, volatility in the global financial markets and threatened a slowdown in the global economy, which would reduce our ability to access capital and could negatively affect our liquidity.
Although states have implemented “shelter-in-place” orders, quarantines and similar restrictions, the regulations vary on a state by state basis and the effectiveness of those restrictions on controlling the spread of COVID-19 varies. While our lab-based employees have returned to our labs with enhanced safety measures, our office-based employees continue to work primarily from home and we expect this to continue for an extended period. Furthermore, there has been a resurgence of COVID-19 cases, which could prompt a reinstatement of “shelter-in-place” orders and restrictions at the state and local levels impacting our reentry to the workplace and causing hospital and clinical sites to suspend our clinical trials or could deter patients from continuing to participate in our trials.
Three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken in the United States and other countries to contain COVID-19 or treat its impact, among others. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, service providers, regulators and other third parties with whom we conduct business, were to experience prolonged business shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.
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
We have incurred significant net losses in each period since we commenced operations in December 2014. For the years ended December 31, 2020 and 2019, we reported net losses of $67.3 million and $35.3 million, respectively. As of December 31, 2020, we had an accumulated deficit of $118.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
We had cash, cash equivalents and investments of $315.1 million as of December 31, 2020. Our net proceeds from our initial public offering were $212.1 million, based the initial public offering price of $19.00 per share, after deducting underwriting discounts and commissions and offering expenses payable by us. We believe that, based upon our current operating plan, our existing capital resources, including net proceeds from our initial public offering will be sufficient to fund our anticipated operations into 2023, including the Phase 1/2 clinical trial of BDTX-189 and the identification of a lead product candidate and IND-enabling studies in our glioblastoma program, with additional resources for continued development of our MAP platform. Our future capital requirements will depend on many factors, including:
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
On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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
Since its enactment, there have been judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example,. various portions of the ACA are currently undergoing constitutional challenges in the Fifth Circuit Court and the United States Supreme Court, and the Trump Administration issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business, especially given the new administration.
Members of the U.S. Congress and the Trump administration expressed an intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the ACA. While Congress has not passed repeal legislation to date, the Tax Cuts and Jobs Act of 2017, or TCJA, repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS both stated that the ruling will have no immediate effect, and on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.
Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay to third-party payors more than $12 billion in ACA risk corridor payments that they argued were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. The Supreme Court’s decision in this case is forthcoming. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
On December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical devise excise tax on non-exempt medical devises. It is impossible to determine whether similar taxes could be instated in the future. The Bipartisan Budget Act of 2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS published a final rule that gives states greater flexibility, as of 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In January 2013, the American Taxpayer Relief Act of 2012, or ATRA, was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Additionally, the Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020.
Further, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
Additionally, the FDA published a final rule, effective November 30, 2020, that allows for the importation of certain prescription drugs from Canada. Under the final rule, states and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. Some of these proposed measures, including drug importation and pharmacy benefit manager rebate rule changes, face legal challenges from industry groups and participants. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.
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
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
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
For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval manufacturing inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. On March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
•the federal Physician Payment Sunshine Act, created under the ACA and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
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
We do not currently own or in-license any issued patents relating to BDTX-189, including its composition of matter, and we do not currently own or in-license any issued patents relating to any of our other product candidates or technology. We own six U.S. provisional patent applications, one pending U.S. patent application, and one Patent Cooperation Treaty, or PCT, patent application that collectively cover the composition of matter for BDTX-189, polymorphs of BDTX-189, as well as methods of using and making BDTX-189. The U.S. provisional patent applications, the U.S. patent application, or the PCT application may never result in an issued patent. The U.S. provisional patent applications may not be eligible to become an issued patent until, among other things, we convert the U.S. provisional patent applications to one or more non-provisional patent applications within 12 months. If we do not timely convert the U.S. provisional patent applications to any non-provisional application, we may lose our priority date with respect to our U.S. provisional patent applications and any patent protection on the inventions disclosed in such U.S. provisional patent applications. The pending PCT patent application is not eligible to become an issued patent until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in such PCT patent application. While we intend to timely convert the U.S. provisional patent applications to one or more non-provisional patent applications and to timely file a national stage patent application relating to our PCT patent application, we cannot predict whether any of our future patent applications for BDTX-189 or any of our other product candidates will result in the issuance of patents that effectively protect BDTX-189 or our other product candidates. If we do not successfully obtain patent protection, or, even if we do obtain patent protection, if the scope of the patent protection we or our potential licensors obtain with respect to BDTX-189 or our other product candidates and technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection with respect to BDTX-189 and our other product candidates would have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Presently we own six U.S. provisional patent applications, one pending U.S. patent application, and one PCT patent application related to BDTX-189. Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.
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
As of December 31, 2020, we had 69 full-time employees. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:
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
Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants may be vulnerable to damage from computer viruses, unauthorized access, natural disasters, and telecommunication and electrical failures. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies and clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, and may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of $96,644 and U.S. federal research and development tax credit carryforwards of $2,477, each of which will begin to expire at various dates through 2039 and which could be limited if we experience an “ownership change.”

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

Based upon our common stock outstanding as of December 31, 2020, our executive officers, directors, and their affiliates beneficially owned over a majority of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
As of June 30, 2020, the market value of our stock held by non-affiliates was greater than $700 million. As of January 1, 2021, we ceased to be a smaller reporting company.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We will be subject to the reporting requirements of the Exchange Act, which will require, among other things, that we file with the SEC, annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common shares, could make it more difficult for you to sell your common stock at a time and price that you deem appropriate and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We believe that the state of global economic conditions are particularly volatile and uncertain, not only in light of the COVID-19 pandemic and the potential global recession resulting therefrom, but also due to recent and expected shifts in political, legislative and regulatory conditions concerning, among other matters, international trade and taxation, and that an uneven recovery or a renewed global downturn may negatively impact our ability to conduct clinical trials on the scale and timelines anticipated. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business or political environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make obtaining any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget. To the extent that our profitability and strategies are negatively affected by downturns or volatility in general economic conditions, our business and results of operations may be materially adversely affected.
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
Risks related to internal control over financial reporting
We have recently remediated material weaknesses in our internal control over financial reporting. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
In preparation of our financial statements to meet the requirements of our initial public offering, we determined that material weaknesses in our internal control over financial reporting existed during fiscal year 2017 until they were recently remediated in the fourth quarter of 2020. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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
We have implemented a variety of controls to remediate the material weaknesses identified which enabled us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to enhance our internal control procedures. We believe that these efforts have remediated the material weaknesses, but we cannot assure that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable Nasdaq Global Select Market listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
In addition, California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease a facility containing approximately 25,578 square feet of office space for our principal office, which is located at One Main Street, Cambridge, MA 02142. The lease expires on August 31, 2028, subject to an option to extend the lease for five additional years. We also lease a facility containing approximately 2,357 square feet of office space, which is located at 139 Main Street, Cambridge, MA 02142. The lease expires on April 30, 2022, subject to an option to extend the lease for three additional years.
In December 2020 we entered into an agreement to lease approximately 18,120 square feet of office and laboratory space at 430 East 29th Street, New York, New York 10016. The lease expires on June 30, 2032, subject to an option to extend the lease for five additional years.
We also lease approximately 1,500 square feet of laboratory space and 500 square feet of office space at 25 Health Sciences Drive, Stony Brook, NY 11790 and we are in the process of renegotiating our lease for this location. In addition, we also have a license to use the private and shared laboratory and office facilities at 180 Varick Street, New York, NY 10014. The license expires on December 31, 2021, however, the Company may terminate the lease with 30-days’ notice.
For our Canadian subsidiary, we have a non-exclusive license to occupy a portion of a building located at 661 University Avenue, Toronto, Ontario M5G 0B7, for the purposes of conducting laboratory research, business planning and related activities. The license expires on April 1, 2022. We believe that our current facilities are sufficient to meet our current and near term needs.
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
Holders of Our Common Stock
As of February 28, 2021, there were approximately 39 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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
Item 6. Reserved

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
Overview
We are a precision oncology medicine company pioneering the discovery and development of small molecule, MasterKey therapies. We target undrugged oncogenic driver mutations in patients with genetically defined cancers. The foundation of our company is built upon a deep understanding of cancer genetics, protein structure and function, and medicinal chemistry. Our proprietary technology platform, which we refer to as our Mutation-Allostery-Pharmacology, or MAP, platform, is designed to allow us to analyze population-level genetic sequencing data to discover oncogenic mutations that promote cancer across tumor types. Our goal is to identify families of mutations that can be inhibited with a single small molecule MasterKey therapy in a tumor-agnostic manner.
We have designed our lead product candidate, BDTX-189, to potently and selectively inhibit a spectrum of oncogenic proteins defined by mutations which occur outside the adenosine triphosphate, or ATP, site, and which we refer to as non-canonical mutations. Non-canonical mutations occur across a range of tumor types that affect both the epidermal growth factor receptor, or EGFR, and the tyrosine-protein kinase ErbB-2, or HER2. We have designed BDTX-189 to bind to the active site of these mutant kinases and inhibit their function. BDTX-189 is also designed to spare normal, or wild type, EGFR, which we believe will improve upon the toxicity profiles of current ErbB kinase inhibitors. We are also leveraging our MAP platform to identify other families of non-canonical mutations in validated oncogenes beyond ErbB, which has the potential to expand the reach of targeted therapies.
Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights while conducting research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet successfully completed any pivotal clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Through December 31, 2020, we had received net proceeds of $200.6 million and $212.1 million from sales of our preferred and common stock, respectively.
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
Since inception we have incurred significant operating losses. Our net losses were $67.3 million and $35.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $118.2 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•continue preclinical studies and initiate or advance clinical trials for BDTX-189, our BDTX-1535 program and other product candidates;
•continue to develop and expand our proprietary MAP platform to identify additional product candidates;
•obtain, maintain, expand and protect our intellectual property portfolio;
•hire additional clinical, scientific and commercial personnel;
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
As of December 31, 2020, we had cash, cash equivalents and investments of $315.1 million, which we believe will fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
COVID-19 Considerations
In March 2020, the World Health Organization declared the outbreak of coronavirus disease (“COVID-19”) a pandemic. The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events. Although states have quarantines and similar restrictions in place, the regulations vary on a state by state basis and the effectiveness of these restrictions on slowing the spread of COVID-19 varies.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has and will continue to impact our operations and the operations of our suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by federal, state or local authorities. In addition, we have taken steps to minimize the current environment’s impact on our business and strategy, including devising contingency plans and securing additional resources from third party service providers. For the safety of our employees and families, we have introduced enhanced safety measures for scientists to be present in our labs and increased the use of third party service providers for the conduct of certain experiments and studies for research programs. Certain of our third party service providers have also experienced shutdowns or other business disruptions. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. In particular, our ability to conduct our MasterKey-01 trial in a timely manner that meets our current projected timelines could be adversely impacted. While the Phase 1 portion of the trial currently remains on track to complete by the first half of 2021, potential COVID-19-associated risks include delays in patient recruitment and principal investigator availability, clinical trial site shutdowns or other interruptions and potential limitations on the quality, completeness and interpretability of data we are able to collect. Additionally, our drug product supply chain, early stage research & development programs and activities and other aspects of our business operations could be negatively impacted by the pandemic and COVID-19-related delays or disruptions.
Beyond the impact on our pipeline, the extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain COVID-19 or treat its impact, including vaccination campaigns, among others. If we or any of the third parties with whom we engage, however, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we continue our clinical trials for BDTX-189, as well as conduct other preclinical and clinical development, including submitting regulatory filings for our other product candidates, including BDTX-1535.
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
Results of operations
Comparison of the years ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development (inclusive of $2,364 and $9,966 respectively, with a related party)	$48,209	$21,753	$26,456
General and administrative (inclusive of $0 and $445, respectively, with a related party)	21,361	7,579	13,782
Total operating expenses	69,570	29,332	40,238
Loss from operations	(69,570)	(29,332)	(40,238)
Other income (expense):
Interest expense	(1)	—	(1)
Interest income	4,041	461	3,580
Change in fair value of derivative liabilities	—	(6,393)	6,393
Other income (expense)	(1,724)	6	(1,730)
Total other income (expense), net	2,316	(5,926)	8,242
Net loss attributable to common stockholders	$(67,254)	$(35,258)	$(31,996)
Research and development (inclusive of amounts with a related party)
Research and development expenses were $48.2 million for the year ended December 31, 2020, compared to $21.8 million for the year ended December 31, 2019. The increase of $26.4 million was primarily due to an increase in headcount expenses of $7.1 million and external fees of $16.3 million related to the continued development of our MAP platform and our product candidates, including BDTX-189. We do not currently track expenses on a program-by-program basis.
General and administrative (inclusive of amounts with a related party)
General and administrative expenses were $21.4 million for the year ended December 31, 2020, compared to $7.6 million for the year ended December 31, 2019. The increase of $13.8 million was primarily due to an increase in headcount expenses of $6.0 million and external fees of $6.6 million related to legal and other professional fees due to operating as a public company.
Other income (expense)
Other income was $2.3 million for the year ended December 31, 2020, compared to other expense of $5.9 million for the year ended December 31, 2019. The increase was primarily attributable to no derivative liability in 2020 as well as interest income on investments and accretion of discount on investments in 2020 and none in 2019.

Liquidity and capital resources
Sources of liquidity
Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of preferred stock. On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through December 31, 2020, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of December 31, 2020, we had cash, cash equivalents and investments of $315.1 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year ended December 31,
	2020	2019
Cash used in operating activities	$(52,146)	$(24,674)
Cash used in investing activities	(281,691)	(21)
Cash provided by financing activities	214,944	127,756
Net increase (decrease) in cash and cash equivalents	$(118,893)	$103,061
Operating activities
During the year ended December 31, 2020, we used cash in operating activities of $52.1 million, primarily resulting from our net loss of $67.3 million, partially offset by the non-cash charge related to stock compensation expense of $7.8 million, an increase in prepaid expenses and other current assets due to payments for research services and a decrease in deferred offering costs.
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
Investing activities
During the year ended December 31, 2020, we had cash used in investing activities of $281.7 million for the purchase of investments.
During the year ended December 31, 2019, we used cash in investing activities of less than $0.1 million, consisting solely of purchases of equipment.
Financing activities
During the year ended December 31, 2020, we had cash provided by financing activities of $214.9 million, consisting primarily of proceeds from the IPO.

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
•advance preclinical development of our early stage programs, including BDTX-1535 IND-enabling related activities;
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
As of December 31, 2020, we had cash, cash equivalents and investments of $315.1 million, which we believe will fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for BDTX-189 or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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
Stock-based compensation
We measure stock options and other stock-based awards granted to employees, non-employees and directors based on their fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We have generally only issued stock options and restricted stock units with service-based vesting conditions and record the expense for these awards using the straight-line method. For stock options or restricted stock units issued with performance-based vesting conditions, the related stock compensation expense is recognized based on the grant date fair value when achievement of the performance condition is deemed probable. The graded-vesting method would apply to all stock-based awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.
We have historically granted stock options with exercise prices equivalent to the fair value of our common stock as of the date of grant. For grants of restricted stock units, we base the fair value on the stock price as of the date of grant.
The Company accounts for stock-based awards granted to employees and non-employees at fair value, which is measured using the Black-Scholes option-pricing model. The measurement date for the awards is generally the date of grant. Stock-based compensation costs are recognized as expenses over the requisite service period, which is generally the vesting period, on a straight-line basis for all time-vested awards.

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield (see Note 2 to our consolidated financial statements).
Valuation of derivative liabilities
Tranche rights
Our issuance of Series A and Series B preferred stock (see Note 7 to our consolidated financial statements) provided investors the right to participate in subsequent offerings of Series A and Series B preferred stock, respectively, in the event specified developmental and regulatory milestones were or are achieved. We classified the tranche rights as derivative liabilities on our consolidated balance sheets as we determined that the tranche rights met the definition of a freestanding financial instrument since they are legally detachable. We also determined that such instruments represent forward sale contracts on redeemable shares and, accordingly, the instrument should be accounted for as a liability separate from the convertible preferred stock. We remeasured the derivative liabilities associated with tranche rights to fair value at each reporting date and recognize changes in the fair value of the derivative liabilities in our consolidated statements of operations.
The fair value of the derivative liabilities was determined using a back solve approach based on the price paid for the underlying preferred stock and the derivative liability. The derivative liabilities were valued as forward contracts which considered inputs including, but not limited to, the probability of attaining milestones, market-based assumptions for expected term and the risk-free rate. Changes to these assumptions could have a significant impact on the fair value of the derivative liabilities.
Recently issued accounting pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report.
Internal control over financial reporting
As disclosed in the annual report on Form 10-K for the year ended December 31, 2019, we previously determined that material weaknesses in our internal control over financial reporting existed during fiscal 2017. In response to the material weaknesses, we took a number of actions to improve our internal control over financial reporting and determined that as of December 31, 2020, the controls were designed and have been operating effectively for a sufficient period of time to conclude that the material weaknesses have been remediated. See Item 9A of this Annual Report.
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
As of June 30, 2020, the market value of our stock held by non-affiliates was greater than $700 million. As of January 1, 2021, we ceased to be a smaller reporting company.
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

Item 8. Consolidated Financial Statements and Supplementary Data
BLACK DIAMOND THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Black Diamond Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Black Diamond Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
March 25, 2021
We have served as the Company’s auditor since 2019.

Black Diamond Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$34,605	$154,666
Investments	280,462	—
Prepaid expenses and other current assets	4,487	1,048
Total current assets	319,554	155,714
Property and equipment, net	385	164
Restricted cash	1,223	55
Deferred offering costs	—	2,303
Right-of-use asset	8,402	—
Other non-current assets	106	59
Total assets	$329,670	$158,295
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,538	$1,964
Accrued expenses and other current liabilities	11,680	2,899
Total current liabilities	14,218	4,863
Derivative liabilities	—	16
Non-current operating lease liability	7,694	—
Total liabilities	21,912	4,879
Commitments and contingencies (Note 12)	—	—
Convertible preferred stock (series A, B and C); $0.0001 par value; 64,871,795 shares authorized at December 31, 2019; 64,839,353 shares issued and outstanding at December 31, 2019; aggregate liquidation preference of $194,727 at December 31, 2019	—	200,573
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares and no shares authorized at December 31, 2020 and 2019, respectively; no shares issued or outstanding at December 31, 2020 and 2019	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at December 31, 2020 and 80,000,000 shares authorized at December 31, 2019; 36,078,383 shares issued and outstanding at December 31, 2020 and 2,236,672 shares issued and outstanding at December 31, 2019	5	1
Additional paid-in capital	425,363	3,812
Accumulated other comprehensive income	614	—
Accumulated deficit	(118,224)	(50,970)
Total stockholders' equity (deficit)	307,758	(47,157)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$329,670	$158,295

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development (inclusive of $2,364 and $9,966, respectively, with a related party)	$48,209	$21,753
General and administrative (inclusive of $0 and $445, respectively, with a related party)	21,361	7,579
Total operating expenses	69,570	29,332
Loss from operations	(69,570)	(29,332)
Other income (expense):
Interest expense	(1)	—
Interest income	4,041	461
Change in fair value of derivative liabilities	—	(6,393)
Other (expense) income	(1,724)	6
Total other income (expense), net	2,316	(5,926)
Net loss attributable to common stockholders	$(67,254)	$(35,258)
Net loss per share attributable to common stockholders, basic and diluted	$(2.05)	$(16.99)
Weighted average common shares outstanding, basic and diluted	32,907,100	2,075,753

Comprehensive loss:
Net loss	$(67,254)	$(35,258)
Other comprehensive income:
Change in unrealized gain on investments, net	614	—
Comprehensive loss	$(66,640)	$(35,258)

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(67,254)	$(35,258)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,765	3,643
Change in fair value of derivative liabilities	—	6,393
Depreciation expense	52	47
Amortization of premium on investments	1,725	—
Noncash rent expense	548	—
Gain on sale of investments	(24)	—
Loss on disposal of property and equipment	—	38
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(3,439)	(1,024)
Other non-current assets	(47)	(51)
Accounts payable	1,069	1,454
Amounts due to related party	—	(1,707)
Accrued expenses and other current liabilities	8,026	1,791
Non-current operating lease liability	(567)	—
Net cash used in operating activities	(52,146)	(24,674)

Cash flows from investing activities:
Purchases of equipment	(142)	(21)
Proceeds from sales and maturities of investments	90,928	—
Purchases of investments	(372,477)	—
Net cash used in investing activities	(281,691)	(21)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	—	129,499
Proceeds from exercise of common stock options	1,100	—
Proceeds from initial public offering, net of issuance costs of $1,275	213,844	—
Payment of deferred offering costs	—	(1,743)
Net cash provided by financing activities	214,944	127,756
Net increase (decrease) in cash and cash equivalents	(118,893)	103,061
Cash, cash equivalents and restricted cash, beginning of year	154,721	51,660
Cash, cash equivalents and restricted cash, end of year	$35,828	$154,721

Cash and cash equivalents, end of year	$34,605	$154,666
Restricted cash, end of year	1,223	55
Cash, cash equivalents and restricted cash, end of year	$35,828	$154,721

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering and stock issuance costs included in accounts payable and accrued expenses and other current liabilities	$—	$656
Conversion of preferred stock into common stock upon closing of initial public offering	$200,573	$—
Right-of-use assets obtained in exchange for operating lease obligation	$8,474	$—
Exercise of series B convertible preferred stock tranche right	$—	$6,393
The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Par Value
BALANCE - December 31, 2018	33,668,075	60,770	2,173,684	1	169	—	(15,712)	(15,542)
Grant of restricted common stock awards	—	—	62,988	—	—	—	—	—
Issuance of series B convertible preferred stock, net	11,751,154	55,066	—	—	—	—	—	—
Issuance of series C convertible preferred stock, net	19,420,124	84,737	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,643	—	—	3,643
Net loss	—	—	—	—	—	—	(35,258)	(35,258)
BALANCE - December 31, 2019	64,839,353	$200,573	2,236,672	$1	$3,812	$—	$(50,970)	$(47,157)
Conversion of preferred stock to common stock upon closing of the initial public offering	(64,839,353)	(200,573)	21,499,770	3	200,570	—	—	200,573
Issuance of common stock, net of issuance costs	—	—	12,174,263	1	212,100	—	—	212,101
Reclassification of warrants to additional paid-in capital	—	—	—	—	16	—	—	16
Exercise of common stock options	—	—	160,509	—	1,100	—	—	1,100
Vesting of restricted stock units	—	—	6,664	—	—	—	—	—
Stock-based compensation	—	—	505	—	7,765	—	—	7,765
Unrealized gains on investments	—	—	—	—	—	614	—	614
Net loss	—	—	—	—	—	—	(67,254)	(67,254)
BALANCE - December 31, 2020	—	$—	36,078,383	$5	$425,363	$614	$(118,224)	$307,758

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
As of March 25, 2021, the issuance date of the consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital requirements into 2023.

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its wholly owned subsidiaries, Black Diamond Therapeutics (Canada), Inc. and Black Diamond Therapeutics Security Corporation, after elimination of all significant intercompany accounts and transactions.

Use of estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of common stock before the Company’s initial public offering, the valuation of stock-based awards and the valuation of derivative liabilities. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. The Company has considered the impact of COVID-19 on estimates within its financial statements and there may be changes to those estimates in future periods. As of the date of issuance of these consolidated financial statements, the Company has not experienced material business disruptions or incurred impairment losses in the carrying value of its assets as a result of the pandemic and is not aware of any specific related event or circumstance that would require it to update its estimates.
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
Cash and cash equivalents
The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At December 31, 2020, cash and cash equivalents includes cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities. At December 31, 2019, cash consisted of cash on deposit at commercial banks.
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
Restricted cash
In connection with its operating lease commitments, the Company maintains certain balances for security deposits that are classified as restricted cash on the consolidated balance sheets. As of December 31, 2020, the Company had $1,223 of restricted cash, which has been classified as a non-current asset on the consolidated balance sheet. At December 31, 2019 the Company had $55 restricted cash.
Concentrations of credit risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains accounts for all cash and cash equivalents at accredited financial institutions, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
Property and equipment
Property and equipment are recorded at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated useful life
Laboratory equipment	5 years
Furniture and fixtures	5 years
Computer and office equipment	3 years
Leasehold improvements	Shorter of the useful life or remaining lease term

When assets are retired or otherwise disposed of, the cost of assets disposed of and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations in the period of disposal. Expenditures for repairs and maintenance are charged to expense as incurred.
Impairment of long - lived assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the periods presented.

Deferred offering costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process preferred stock or common stock financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of convertible preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. The Company had no deferred offering costs as of December 31, 2020. As of December 31, 2019, the Company recorded deferred offering costs of $2,303. After consummation of the IPO, which closed on February 3, 2020, these costs were recorded in stockholders' equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering.
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
Derivative liabilities
In connection with certain preferred stock financings, the Company has identified certain embedded and freestanding derivatives, which were recorded as liabilities on the consolidated balance sheets and are remeasured to fair value at each reporting date until the derivative is settled. Changes in the fair value of the derivative liabilities are recognized in the consolidated statements of operations.

Classification of convertible preferred stock
The Company’s convertible preferred stock was classified outside of stockholders’ deficit because the holders of such shares have liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of the Company.
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
Stock-based compensation
The Company measures all stock-based awards granted to employees, non-employees and directors based on the fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock options and restricted stock units with only service-based vesting conditions and records the expense for these awards using the straight-line method. For stock options or restricted stock units issued with performance-based vesting conditions, the stock compensation expense related to these awards is recognized based on the grant date fair value when achievement of the performance condition is deemed probable. The Company would apply the graded-vesting method to all stock-based awards with performance-based vesting conditions or to awards with both service-based and performance based vesting conditions. Forfeitures are accounted for as they occur.

The fair value of each stock option grant is estimated on the date of grant using the Black- Scholes option-pricing model. The Company lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The Company uses the simplified method prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted to employees, non-employees and directors. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
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

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For purposes of this calculation, outstanding options, unvested restricted common stock and convertible preferred stock are considered potentially dilutive common stock and are excluded from the computation of net income (loss) per share when their effect is anti-dilutive.
The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to be outstanding if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2020 and 2019.
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
Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date. The Company has elected not to recognize leases with an original term of one year or less on the consolidated balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.
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
Recently adopted accounting pronouncements
In April 2019, the FASB issued ASU No. 2019-4, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update provides clarifications for three topics related to financial instruments accounting. The Company adopted this standard on December 1, 2020 on a prospective basis, and it did not have a material impact on its financial position and results of operations upon adoption.
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
In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2019. The new standard was effective for the Company beginning January 1, 2020. The adoption of ASU 2017-11 did not have a material impact on the Company’s financial position or results of operations upon adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. The new standard, as amended, requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The Company adopted this standard on December 1, 2020 on a prospective basis and the adoption did not have a material impact on its financial position and results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases on their balance sheet date. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. In July 2018, an amendment was made that allows companies the option of using the effective date of the new standard as the initial application date (at the beginning of the period in which the new standard is adopted, rather than at the beginning of the earliest comparative period). This update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize the associated lease assets and lease liabilities on its balance sheet. Additionally, in March 2019, the FASB issued ASU 2019-01 (“ASU No. 2019-01”). ASU No. 2019-01 clarifies the transition guidance related to interim disclosures provided in the year of adoption. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease did not significantly change from previous U.S. GAAP. The modified retrospective method includes several optional practical expedients that entities may elect to apply, as well as transition guidance specific to nonstandard leasing transactions.
The Company adopted Topic 842 on January 1, 2020. In adopting Topic 842, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company made an accounting policy election to not record leases with a term of 12 months or less off.
Adoption of this standard resulted in the recording of material operating lease liabilities and right-of-use assets on the Company’s consolidated balance sheet (see Note 11). The adoption of the standard did not have a material effect on the Company’s consolidated statements of operations and comprehensive loss, consolidated statements of cash flows or accumulated deficit.
Recently issued accounting pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual and interim periods beginning after December 15, 2020. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$32,501	$—	$—	$32,501
Investments:
Commercial paper	—	35,559	—	35,559
Corporate bonds	—	192,573	—	192,573
U.S. Government agencies	—	52,330	—	52,330
Total	$32,501	$280,462	$—	$312,963

	Fair value measurements at December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$24,157	$—	$—	$24,157
Total	$24,157	$—	$—	$24,157
Liabilities:
Derivative liabilities	$—	$—	$16	$16
Total	$—	$—	$16	$16
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

Derivative liabilities
Balance - December 31, 2018	$4,023
Change in fair value	6,393
Exercise of series B preferred stock tranche right	(10,400)
Balance - December 31, 2019	16
Reclassification to additional paid-in capital in connection with IPO	(16)
Balance - December 31, 2020	$—
4. INVESTMENTS
As of December 31, 2020, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$35,543	$21	$(5)	$35,559
Corporate bonds	191,977	608	(12)	192,573
U.S. Government agencies	52,328	22	(20)	52,330
Total	$279,848	$651	$(37)	$280,462
As of December 31, 2020, all marketable securities held by the Company had remaining contractual maturities of three years or less.
As of December 31, 2020, the marketable securities in a loss position have a maturity of one to three years.
There have been no impairments of the Company’s assets measured and carried at fair value during the year ended December 31, 2020.
As of December 31, 2019, the Company did not hold any investments.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	December 31,
	2020	2019
Laboratory equipment	$253	$218
Computer and office equipment	83	58
Leasehold improvements	66	—
Construction in process	147	—
Property and equipment	549	276
Less: accumulated depreciation	(164)	(112)
Total Property and Equipment, net	$385	$164

Depreciation expense for the years ended December 31, 2020 and 2019 was $52 and $47, respectively.

6. ACCRUED EXPENSES
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2020	2019
Contracted research services	$5,102	$434
Payroll and related expenses	3,729	1,182
Professional and consulting fees	1,603	984
Legal fees	199	299
Current portion of operating lease liability	1,047	—
Total accrued expenses	$11,680	$2,899

7. STOCKHOLDERS’ EQUITY
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

As of December 31, 2019, the Company’s convertible preferred stock consisted of the following (in thousands, except for share data):

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
On February 3, 2020, in connection with the closing of the IPO, the Company filed an amended and restated certificate of incorporation, which, among other things, restated the number of shares of all classes of stock that the Company has authority to issue to 510,000,000 shares, of which (i) 500,000,000 shares shall be a class designated as common stock, par value $0.0001 per share, and (ii) 10,000,000 shares shall be a class designated as undesignated preferred stock, par value $0.0001 per share. As of December 31, 2020, no preferred stock was outstanding.
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

2020 Stock Option and Incentive Plan
The 2020 Stock Option and Incentive Plan (the “2020 Plan”) was approved by our board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan is 6,665,891, which shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation, nomination, and corporate governance committee of the board of directors. As of December 31, 2020, 5,050,607 shares remained available for issuance under the 2020 Plan. The number of authorized shares reserved for issuance under the 2020 Plan was increased by 1,443,135 shares effective as of January 1, 2021.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s board of directors on December 5, 2019, and our stockholders on January 14, 2020, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 326,364 shares of common stock were initially reserved for issuance under this plan, which shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation, nomination and corporate governance committee of the board of directors. As of December 31, 2020, 326,364 shares remained available for issuance under the 2020 Plan. The number of authorized shares reserved for issuance under the 2020 Plan was increased by 326,364 shares effective as of January 1, 2021.
Option valuation
The assumptions that the Company used to determine the grant-date fair value of options granted were as follows, presented on a weighted-average basis:

	December 31,
	2020	2019
Risk-free interest rate	0.91%	1.68%
Expected term (in years)	6.1	6.0
Expected volatility	63.8%	62.2%
Expected dividend yield	0%	0%

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2019	2,378,474	$8.03	9.7	$6,722
Granted	1,574,543	$26.10
Exercised	(160,509)	$6.85
Canceled or forfeited	(39,764)	$4.11
Outstanding December 31, 2020	3,752,744	$15.71	9.0	$62,842
Options vested or expected to vest at December 31, 2020	3,752,744	$15.71	9.0	$62,842
Options exercisable at December 31, 2020	706,696	$7.67	8.6	$17,226

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2020 and 2019 was $15.18 and $4.82, respectively.
The total fair value of options vested during the years ended December 31, 2020 and 2019 was $4,198 and $319, respectively.
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

The following table summarizes restricted stock activity since January 1, 2019:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of January 1, 2019	132,645	$0.51
Granted	62,988	$5.22
Vested	(195,633)	$5.94
Unvested restricted common stock as of December 31, 2019	—	$—
Granted	61,000	$29.65
Vested	(6,664)	$30.00
Unvested restricted common stock as of December 31, 2020	54,336	$29.68

The aggregate fair value of restricted stock that vested during the years ended December 31, 2020 and 2019 was $200 and $420, respectively.
The Company recorded stock-based compensation expense for restricted stock of $404 and $1,973, during the years ended December 31, 2020 and 2019, respectively.
Stock-based compensation expense
The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its consolidated statements of operations and comprehensive loss:

	December 31,
	2020	2019
Research and development	$3,607	$3,171
General and administrative	4,158	472
	$7,765	$3,643

In December 2020, the Company adopted a policy whereby non-employee Directors may, at initial appointment and then annually thereafter, elect to receive their compensation in the form of common stock in lieu of cash. As of December 31, 2020, the Company issued 505 shares of common stock under this policy. The shares were issued out of the 2020 Stock Option Plan. In connection with this issuance, the Company recorded $17 of stock‑based compensation expense, equal to the aggregate fair value of this common stock on the date of issuance.
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
As of December 31, 2020, total unrecognized compensation cost related to the unvested stock options was $28,388, which is expected to be recognized over a weighted average period of 2.8 years.
As of December 31, 2020, total unrecognized compensation cost related to the unvested restricted stock units was $1,405, which is expected to be recognized over a weighted average period of 1.9 years.

9. INCOME TAXES
For the years ended December 31, 2020 and 2019, the Company recorded no income tax benefit for the net operating losses incurred each year, due to its uncertainty of realizing a benefit from those items. A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2020 and 2019, respectively, is as follows:

	December 31,
	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	3.4%	1.6%
Permanent differences	(0.8)%	(4.2)%
Research and development credits	2.2%	1.6%
Change in valuation allowance	(26.5)%	(19.8)%
Other	0.7%	(0.2)%
Effective income tax rate	0.0%	0.0%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	Tax year ended December 31,
	2020	2019
Deferred tax assets (liabilities):
Net operating loss carryforwards	$24,059	$9,512
Research and development tax credits	2,477	1,014
Operating lease liabilities	2,147	—
Accruals and other	680	280
Stock-based compensation	1,434	196
Total deferred tax assets	30,797	11,002
Valuation Allowance	(28,709)	(10,995)
Subtotal	2,088	7
Right-of-use assets	(2,063)	—
Net fixed assets	(25)	(7)
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of $96,644 and $59,515, respectively, which may be used to offset future taxable income, if any. These amounts begin to expire in 2036. The federal net operating losses generated in 2018-2020 can be carried forward indefinitely. The Company also has net operating loss carryforwards in Canada of $498 that are set to expire beginning in 2038. Additionally, the Company had federal research and development tax credit carryforwards of $2,477 that expire at various dates through 2040.

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Management believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2020 and 2019. The valuation allowance increased by $17,714 during the year ended December 31, 2020 primarily as a result of net losses generated during the period.
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
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2020 and 2019, the Company had no unrecognized tax benefits.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. As of December 31, 2020 and 2019, the Company’s tax years are still open under statute from 2017 to the present.
The Company’s foreign subsidiary has incurred losses since inception and the Company had no undistributed earnings as of December 31, 2020.

10. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	December 31,
	2020	2019
Net loss attributable to common stockholders	$(67,254)	$(35,258)
Weighted average common shares outstanding, basic and diluted	32,907,100	2,075,753
Net loss per share, basic and diluted	$(2.05)	$(16.99)

The Company’s unvested restricted common shares at December 31, 2020 have been excluded from the computation of basic net loss per share attributable to common stockholders. The Company had no unvested restricted common shares outstanding at December 31, 2019 (see Note 8).
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

	December 31,
	2020	2019
Options to purchase common stock	3,752,744	2,378,474
Unvested restricted stock	54,336	—
Preferred stock (as converted to common stock)	—	21,499,770
Warrants to purchase shares of series A preferred stock (as converted to common warrants to purchase stock)	10,757	10,757
	3,817,837	23,889,001
11. LEASES
The Company has historically entered into lease arrangements for its facilities. As of December 31, 2020, the Company had three operating leases with required future minimum payments. In applying the transition guidance under ASC 842, the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.

Operating Leases
In July 2020, the Company entered into a seven-year agreement with an option to extend for five additional years to lease two floors totaling approximately 25,578 square feet of office space for its principal office, which is located in Cambridge, MA. The lease on the first floor commenced on August 1, 2020 and the Company currently expects the lease of the second floor to commence in the second quarter 2021 when the landlord delivers the space in accordance with the lease terms. The Company recognizes the respective lease balances on the consolidated balance sheets when the lease of each floor has commenced. Under the terms of the lease, the Company is required to make up to $18,751 in total minimum payments during the term, the table below excludes the minimum rental payments of $8,222 for the floor that has not commenced as of December 31, 2020. The Company was also required to issue a $1,168 letter of credit as security for the lease.
The Company also leases additional office space in Cambridge, MA. The lease commenced in February 2019 for approximately 2,357 square feet of office space. The lease expires on April 30, 2022, subject to an option to extend the lease for three additional years.
In December 2020, the Company entered into an eleven-year agreement with an option to extend for five additional years to lease approximately 18,120 square feet of office and laboratory space in New York, NY. The Company currently expects the lease to commence in the third quarter 2021 when the landlord delivers the space in accordance with the lease terms. The Company recognizes the lease balance on the consolidated balance sheet when the lease has commenced. Under the terms of the lease, the Company is required to make up to $21,373 in total minimum payments during the term of the lease. The table below excludes the minimum rental payments for the lease that has been executed but not commenced as of December 31, 2020.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the year ended December 31, 2020:

Year Ended December 31, 2020
Lease Cost
Operating lease cost	$767
Short-term lease cost	769
Variable lease cost	44
Total lease cost	$1,580

Other Operating Lease Information
Cash paid for amounts included in the measurement of lease liability	$432
Weighted-average remaining lease term	7.5
Weighted-average discount rate	5.4%
The variable lease costs for the year ended December 31, 2020 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

Future minimum lease payments under the Company’s operating leases as of December 31, 2020 were as follows:

2021	$1,485
2022	1,343
2023	1,298
2024	1,331
2025	1,364
Thereafter	3,803
Total lease payments	10,624
Less: interest	(1,883)
Total lease liability	$8,741

As of December 31, 2019, future minimum lease payments under the Company’s lease obligations under ASC 840 were as follows:

Years Ending December 31,
2021	$223
2022	228
2023	77
2024	—
Total	$528

Rent expense for the years ended December 31, 2020 and 2019 was $1,545 and $415, respectively.
12. COMMITMENTS AND CONTINGENCIES
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
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 or 2019.

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
13. BENEFIT PLANS
In 2018 the Company established a Simplified Employee Pension (“SEP”) defined-contribution savings plan. This plan covers substantially all employees who meet minimum age and service requirements. The Company provides contributions of 6% of each participant’s salary. Employees are immediately and fully vested in the Company’s contribution. During the year ended December 31, 2020 and 2019, the Company contributed $592 and $200 to the plan, respectively.
14. RELATED-PARTY TRANSACTIONS

The Company was party to a services agreement, which was entered into in March 2017 and amended in November 2017 and March 2020, with Ridgeline. Ridgeline is an entity owned by one of the Company’s investors, whereby employees of Ridgeline provided the Company with scientific consulting services. In 2019, the Company paid Ridgeline $950 per month, which was reconciled on a quarterly basis with the actual expenses incurred by Ridgeline on its behalf. In 2020 the Company transitioned to a more limited consulting arrangement whereby Ridgeline invoiced the Company for services performed on an ongoing monthly basis. The services agreement expired December 31, 2020.
There was no amount due to Ridgeline at December 31, 2020. Total prepaids with related party were $916 as of December 31, 2019. Total service fees incurred were $2,364 and $10,411, for the years ended December 31, 2020 and 2019.
15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table contains quarterly financial information for 2020 and 2019. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Total
	(in thousands, except per share data)
Revenue	$—	$—	$—	$—	$—
Total operating expenses	12,879	15,028	18,480	23,183	69,570
Loss from operations	(12,879)	(15,028)	(18,480)	(23,183)	(69,570)
Net loss attributable to common stockholders	(12,145)	(14,571)	(17,912)	(22,626)	(67,254)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.41)	$(0.50)	$(0.63)	$(2.05)

	2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total
	(in thousands, except per share data)
Revenue	$—	$—	$—	$—	$—
Total operating expenses	3,841	6,999	8,148	10,344	29,332
Loss from operations	(3,841)	(6,999)	(8,148)	(10,344)	(29,332)
Net loss attributable to common stockholders	(3,828)	(12,287)	(9,268)	(9,875)	(35,258)
Net loss per share attributable to common stockholders, basic and diluted	$(1.87)	$(5.99)	$(4.50)	$(4.63)	$(16.99)

* * * * * *
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Remediation of Previously Reported Material Weaknesses
Our management previously determined that material weaknesses in our internal control over financial reporting existed related to the design and maintenance of internal controls commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately and we did not design and maintain controls to ensure adequate segregation of duties within our financial reporting function including the preparation and review of journal entries. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
During 2019 and 2020, management implemented remediation initiatives in response to the previously identified material weakness. Specific remedial actions included:
•hiring additional personnel in our finance department with experience commensurate with our financial accounting and reporting requirements;

•strengthening our internal policies, processes and reviews, including creation of related documentation thereof;
•implementing an enterprise resource planning system to support key financial processes and controls, including the segregation of duties around the preparation and review of journal entries; and
•completing the design and implementation of internal controls to address the relevant risks.
Management believes that these actions have been implemented and have operated effectively for a sufficient period of time. As a result, we have concluded that our remediation efforts have been successful and that the previously identified material weaknesses were remediated as of December 31, 2020.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
Other than the applicable remediation efforts described in “Remediation of Previously Reported Material Weaknesses” above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 11. Executive Compensation
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 130 of this Annual Report, incorporated into this Item by reference.
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
3.1
Fourth Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39200) filed on February 3, 2020)

3.2
Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-39200) filed on February 3, 2020)

4.1
Second Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated November 25, 2019 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

4.2
Warrant to Purchase Stock, dated September 21, 2016, issued by the Registrant to Roche Finance Ltd (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

4.3	Description of Securities (incorporated by reference to Exhibit 4.4 of the Registrant’s Annual Report on Form 10-K (File No. 001-39200) filed on March 24, 2020)
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

10.11#*	Employment Agreement between the Registrant and Rachel Humphrey
10.12+
Lease Agreement, dated as of July 24, 2020, by and between RREEF America REIT II Corp. PPP and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39200) filed on August 11, 2020)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101SCH*	Inline XBRL Taxonomy Extension Schema Document.
101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
+
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Diamond Therapeutics, Inc.

Date: March 25, 2021	By:	/s/ David M. Epstein
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March, 2021.

Signature	Title
/s/ David M. Epstein	President, Chief Executive Officer and Director (Principal Executive Officer)
David M. Epstein
/s/ Thomas Leggett	Chief Financial Officer (Principal Financial Officer)
Thomas Leggett
/s/ Robert A. Ingram	Chairman and Director
Robert A. Ingram
/s/ Bradley Bolzon	Director
Bradley Bolzon
/s/ Ali Behbahani	Director
Ali Behbahani
/s/ Samarth Kulkarni	Director
Samarth Kulkarni
/s/ Alexander Mayweg	Director
Alexander Mayweg
/s/ Garry E. Menzel	Director
Garry E. Menzel
/s/ Rajeev Shah	Director
Rajeev Shah
/s/ Kapil Dhingra	Director
Kapil Dhingra