Form 10-Q
period 2021-03-31
Black Diamond Therapeutics, Inc.
filed 2021-05-07
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2021, the registrant had 36,162,373 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to maintain an effective system of internal controls; and
•the ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in our Annual Report on Form 10-K and in other SEC filings. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$14,105	$34,605
Investments	275,950	280,462
Prepaid expenses and other current assets	7,292	4,487
Total current assets	297,347	319,554
Property and equipment, net	791	385
Restricted cash	1,223	1,223
Right-of-use asset	13,798	8,402
Other non-current assets	100	106
Total assets	$313,259	$329,670
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,616	$2,538
Accrued expenses and other current liabilities	14,088	11,680
Total current liabilities	18,704	14,218
Non-current operating lease liability	13,802	7,694
Total liabilities	32,506	21,912
Commitments and contingencies (Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares and 10,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at March 31, 2021 and 500,000,000 shares authorized at December 31, 2020; 36,147,212 shares issued and outstanding at March 31, 2021 and 36,078,383 shares issued and outstanding at December 31, 2020	5	5
Additional paid-in capital	428,938	425,363
Accumulated other comprehensive income	335	614
Accumulated deficit	(148,525)	(118,224)
Total stockholders' equity	280,753	307,758
Total liabilities and stockholders' equity	$313,259	$329,670
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$22,820	$7,354
General and administrative	7,893	5,525
Total operating expenses	30,713	12,879
Loss from operations	(30,713)	(12,879)
Other income (expense):
Interest income	1,152	744
Other (expense) income	(740)	(10)
Total other income (expense), net	412	734
Net loss attributable to common stockholders	$(30,301)	$(12,145)
Net loss per share attributable to common stockholders, basic and diluted	$(0.84)	$(0.51)
Weighted average common shares outstanding, basic and diluted	36,123,014	23,699,255

Comprehensive loss:
Net loss	$(30,301)	$(12,145)
Other comprehensive income:
Change in unrealized loss on investments	(279)	—
Comprehensive loss	$(30,580)	$(12,145)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(30,301)	$(12,145)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,094	1,877
Depreciation expense	19	10
Amortization of premium on investments	720	—
Noncash rent expense	321	47
Gain on sale of investments	(1)	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(2,805)	(3,848)
Other non-current assets	6	(20)
Accounts payable	1,991	2,394
Amounts due to related party	—	964
Accrued expenses and other current liabilities	2,836	(547)
Non-current operating lease liability	(335)	(51)
Net cash used in operating activities	(24,455)	(11,319)

Cash flows from investing activities:
Purchases of equipment	(40)	—
Proceeds from sales and maturities of investments	45,040	—
Purchases of investments	(41,526)	—
Net cash used in investing activities	3,474	—

Cash flows from financing activities:
Proceeds from exercise of common stock options	481	—
Proceeds from initial public offering, net of issuance costs of $1,275	—	213,844
Net cash provided by financing activities	481	213,844
Net decrease in cash and cash equivalents	(20,500)	202,525
Cash, cash equivalents and restricted cash, beginning of period	35,828	154,721
Cash, cash equivalents and restricted cash, end of period	$15,328	$357,246

Cash and cash equivalents, end of period	$14,105	$357,191
Restricted cash, end of period	1,223	55
Cash, cash equivalents and restricted cash, end of period	$15,328	$357,246

Supplemental disclosure of non-cash investing and financing activities:
Purchases of equipment included in accounts payable and accrued expenses	$385	$—
Conversion of preferred stock into common stock upon closing of initial public offering	$—	$200,573
Reclassification of warrants to additional paid-in capital	$—	$16
Right-of-use assets obtained in exchange for operating lease obligation	$5,717	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Par Value
BALANCE - December 31, 2019	2,236,672	$1	$3,812	$—	$(50,970)	$(47,157)
Conversion of preferred stock to common stock upon closing of the initial public offering	21,499,770	3	200,570	—	—	200,573
Issuance of common stock, net of issuance costs	12,174,263	1	212,100	—	—	212,101
Reclassification of warrants to additional paid-in capital	—	—	16	—	—	16
Stock-based compensation	—	—	1,877	—	—	1,877
Net loss	—	—	—	—	(12,145)	(12,145)
BALANCE - March 31, 2020	35,910,705	5	418,375	—	(63,115)	355,265

BALANCE - December 31, 2020	36,078,383	$5	$425,363	$614	$(118,224)	$307,758
Exercise of common stock options	62,607	—	481	—	—	481
Vesting of restricted stock units	4,998	—	—	—	—	—
Stock-based compensation	1,224	—	3,094	—	—	3,094
Unrealized loss on investments	—	—	—	(279)	—	(279)
Net loss	—	—	—	—	(30,301)	(30,301)
BALANCE - March 31, 2021	36,147,212	$5	$428,938	$335	$(148,525)	$280,753
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Black Diamond Therapeutics, Inc. (the “Company”) is a precision oncology medicine company pioneering the discovery and development of small molecule, MasterKey therapies. We target undrugged oncogenic driver mutations in patients with genetically defined cancers.The Company was originally organized as a limited liability company in December 2014 under the name ASET Therapeutics LLC. In September 2016, the Company was converted to a corporation under the laws of the State of Delaware under the name ASET Therapeutics, Inc. The Company changed its name to Black Diamond Therapeutics, Inc. in January 2018. Since its inception, the Company has devoted substantially all of its efforts to raising capital, obtaining financing, and incurring research and development costs related to the development of BDTX-189 and its earlier-stage pipeline programs as well as its mutation, allostery, and pharmacology computational and discovery platform.
The Company is subject to risks and uncertainties common to early stage companies in the biotechnology industry. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any products, if approved, will be commercially viable. The Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnological companies. In addition, the Company is dependent upon the services of its employees, consultants and service providers. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
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
On February 3, 2020, the Company completed an initial public offering (the “IPO”) of 12,174,263 shares of its common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231 million and its shares started trading on The Nasdaq Global Select Market under the ticker symbol “BDTX.” The Company received $212 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 21,499,770 shares of common stock.
On February 1, 2021, the Company filed a shelf registration statement on Form S-3 ASR (the “Shelf”), with the Securities and Exchange Commission (“SEC”), which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150 million of its common stock from time to time through Jefferies as its sales agent (the “ATM Program”) . The Shelf became automatically effective upon filing on February 3, 2021. As of March 31, 2021, no sales have been made pursuant to the ATM Program.
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Historically, the Company has funded its operations primarily with proceeds from the sale of preferred and common stock. The Company expects to continue to generate operating losses for the foreseeable future.
As of May 7, 2021, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital requirements into 2023.

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
The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following is a summary of significant accounting policies followed in the preparation of these condensed consolidated financial statements.
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

Unaudited interim financial information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 25, 2021. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.
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
Recently adopted accounting pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. The new standard was effective for the Company beginning January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's disclosures, financial position or results or operations upon adoption.

3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at March 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,997	$—	$—	$11,997
Investments:
Commercial paper	—	35,564	—	35,564
Corporate bonds	—	182,720	—	182,720
U.S. Government agencies	—	57,666	—	57,666
Total	$11,997	$275,950	$—	$287,947

	Fair value measurements at December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$32,501	$—	$—	$32,501
Investments:
Commercial paper	—	35,559	—	35,559
Corporate bonds	—	192,573	—	192,573
U.S. Government agencies	—	52,330	—	52,330
Total	$32,501	$280,462	$—	$312,963
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
There were no transfers in or out of Level 3 categories in the periods presented.
4. INVESTMENTS
As of March 31, 2021, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$35,561	$4	$(1)	$35,564
Corporate bonds	182,401	412	(93)	182,720
U.S. Government agencies	57,653	49	(36)	57,666
Total	$275,615	$465	$(130)	$275,950

As of December 31, 2020, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$35,543	$21	$(5)	$35,559
Corporate bonds	191,977	608	(12)	192,573
U.S. Government agencies	52,328	22	(20)	52,330
Total	$279,848	$651	$(37)	$280,462
As of March 31, 2021, all marketable securities held by the Company had remaining contractual maturities of three years or less.
As of March 31, 2021, the marketable securities in a loss position had a maturity of one to three years.
There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2021.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	March 31, 2021	December 31, 2020
Laboratory equipment	$253	$253
Computer and office equipment	106	83
Leasehold improvements	97	66
Construction in process	518	147
Property and equipment	974	549
Less: accumulated depreciation	(183)	(164)
Total Property and Equipment, net	$791	$385

Depreciation expense for the three months ended March 31, 2021 and 2020 was $19 and $10, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Contracted research services	$8,814	$5,102
Payroll and related expenses	2,258	3,729
Professional and consulting fees	2,215	1,603
Legal fees	375	199
Current portion of operating lease liability	426	1,047
Total accrued expenses and other current liabilities	$14,088	$11,680

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
8. STOCK-BASED COMPENSATION
2020 Stock Option and Incentive Plan
The 2020 Stock Option and Incentive Plan (the “2020 Plan”) was approved by our board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The 2020 Stock Option Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2021, 1,443,135 shares of common stock, representing 4% of the Company’s outstanding shares of common stock as of December 31, 2020, were added to the 2020 Stock Option Plan.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s board of directors on December 5, 2019, and our stockholders on January 14, 2020, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2020 ESPP provides for an annual increase, to be added on the first day of each fiscal year, by up to 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31. The number of authorized shares reserved for issuance under the 2020 Plan was increased by 326,364 shares effective as of January 1, 2021.
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2021	2020
Stock options	$2,794	$1,877
Restricted stock units	270	—
Other	30	—
	$3,094	$1,877

For the three months ended March 31, 2021, the Company issued 1,224 shares of common stock out of our 2020 Stock Option Plan under our policy where non-employee Directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2021	2020
Research and development	$1,620	$564
General and administrative	1,474	1,313
	$3,094	$1,877
Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2020	3,752,744	$15.71	9.0	$62,842
Granted	1,136,502	$27.18
Exercised	(62,607)	$7.70
Cancelled or forfeited	(16,377)	$29.05
Outstanding March 31, 2021	4,810,262	$18.48	9.0	$37,715
Options vested or expected to vest at March 31, 2021	4,810,262	$18.48	9.0	$37,715
Options exercisable at March 31, 2021	989,263	$10.22	8.5	$13,895
For the three months ended March 31, 2021, total unrecognized compensation cost related to the unvested stock-options was $45,413, which is expected to be recognized over a weighted average period of 3.2 years.

Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The following table summarizes restricted stock activity since January 1, 2020:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of January 1, 2020	—	$—
Granted	61,000	$29.65
Vested	(6,664)	$30.00
Unvested restricted common stock as of December 31, 2020	54,336	$29.68
Granted	10,000	$28.69
Vested	(4,998)	$30.07
Unvested restricted common stock as of March 31, 2021	59,338	$29.44
The total fair value of restricted stock units vested during the three months ended March 31, 2021 was $150.
For the three months ended March 31, 2021, total unrecognized compensation cost related to the unvested restricted stock units was $1,455, which is expected to be recognized over a weighted average period of 1.9 years.
9. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common stockholders	$(30,301)	$(12,145)
Weighted average common shares outstanding, basic and diluted	36,123,014	23,699,255
Net loss per share, basic and diluted	$(0.84)	$(0.51)

The Company’s potentially dilutive securities, which include options, unvested restricted stock and warrants to purchase common stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	4,810,262	3,082,346
Unvested restricted stock	59,338	—
Warrants to purchase common stock	10,757	10,757
	4,880,357	3,093,103
10. LEASES
The Company has historically entered into lease arrangements for its facilities. As of March 31, 2021, the Company had three operating leases with required future minimum payments. In applying the transition guidance under ASC 842, the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
Operating Leases
In July 2020, the Company entered into a seven-year agreement with an option to extend for five additional years to lease two floors totaling approximately 25,578 square feet of office space for its principal office, which is located in Cambridge, MA. The lease on the first floor commenced on August 1, 2020 and the lease on the second floor commenced March 9, 2021. The Company recognized the respective lease balances on the condensed consolidated balance sheets when the lease of each floor commenced. Under the terms of the lease, the Company was required to issue a $1,168 letter of credit as security for the lease.
The Company also leases additional office space in Cambridge, MA. The lease commenced in February 2019 for approximately 2,357 square feet of office space. The lease expires on April 30, 2022, subject to an option to extend the lease for three additional years.
In December 2020, the Company entered into an eleven-year agreement to lease approximately 18,120 square feet of office and laboratory space in New York, NY. The Company has an option to extend the lease for five additional years. The Company currently expects the lease to commence in the third quarter of 2021 when the landlord delivers the space in accordance with the lease terms. The Company recognizes the lease balance on the consolidated balance sheet when the lease has commenced. Under the terms of the lease, the Company is required to make up to $21,373 in total minimum payments during the term of the lease. The table below excludes the minimum rental payments for the lease that has been executed but not commenced as of March 31, 2021.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Lease Cost
Operating lease cost	$462
Short-term lease cost	287
Variable lease cost	33
Total lease cost	$782

Other Operating Lease Information	March 31, 2021
Cash paid for amounts included in the measurement of lease liability	$370
Weighted-average remaining lease term	7.3
Weighted-average discount rate	5.3%
The variable lease costs for the three months ended March 31, 2021 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
Future minimum lease payments under the Company’s operating leases as of March 31, 2021 were as follows:

As of March 31, 2021
2021 (excluding the three months ended March 31, 2021)	$1,541
2022	2,433
2023	2,415
2024	2,476
2025	2,538
Thereafter	7,073
Total lease payments	18,476
Less: interest	(3,238)
Total lease liability	$15,238

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
License Agreements
The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of March 31, 2021, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2021 or December 31, 2020.
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
12. BENEFIT PLANS
In 2021 the Company transitioned from a Simplified Employee Pension (“SEP”) defined-contribution savings plan to a tax-qualified 401(k) and Profit Sharing defined contribution plan (the “401(k) Plan”). Under the 401(k) Plan, we provide an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the “Code”). All matching contributions are fully vested when made. During the three months ended March 31, 2021 and 2020 the Company contributed $345 to the 401(k) Plan and $149 to the SEP plan, respectively.
13. RELATED-PARTY TRANSACTIONS
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
There was no amount due to Ridgeline at March 31, 2021 or December 31, 2020. Total service fees incurred were $1,880 for the three months ended March 31, 2020. With the expiration of the services agreement, there have been no fees incurred in 2021.

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in our Annual Report on Form 10-K and in other SEC filings.
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
We initiated the MasterKey-01 trial in January of 2020 to pursue a tumor-agnostic development strategy and expect to complete the Phase 1 dose-escalation portion of the trial by the first half of 2021. In July 2020, we were granted Fast Track designation for BDTX-189 for the treatment of adult patients with solid tumors harboring an allosteric HER2 mutation or an EGFR or HER2 Exon 20 insertion mutation who have progressed following prior treatment and who have no satisfactory treatment options.

To date, we have funded our operations with proceeds from the sale of preferred stock and common stock. Since inception we have incurred significant operating losses. Our net losses were $30.3 million and $12.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $148.5 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•continue preclinical studies and initiate or advance clinical trials for BDTX-189, BDTX-1535, our programs and other product candidates;
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
As of March 31, 2021, we had cash, cash equivalents and investments of $290.1 million, which we believe will fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
COVID-19 Considerations
The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures.

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
Other income (expense)
Other income (expense) consists primarily of interest income earned on our cash equivalents and investment balances, and realized and unrealized foreign currency transaction gains and losses.

Results of operations
Comparison of the three months ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$22,820	$7,354	$15,466
General and administrative	7,893	5,525	2,368
Total operating expenses	30,713	12,879	17,834
Loss from operations	(30,713)	(12,879)	(17,834)
Other income (expense):
Interest income	1,152	744	408
Other (expense) income	(740)	(10)	(730)
Total other income (expense), net	412	734	(322)
Net loss attributable to common stockholders	$(30,301)	$(12,145)	$(18,156)
Research and development
Research and development expenses were $22.8 million for the three months ended March 31, 2021, compared to $7.4 million for the three months ended March 31, 2020. The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
BDTX-189 research and development expenses	$8,118	$2,615	$5,503
Other research programs and platform development expenses	8,520	2,453	6,067
Personnel expenses	5,588	2,061	3,527
Allocated facility expenses	508	10	498
Other expenses	86	215	(129)
	$22,820	$7,354	$15,466
The increase of $15.5 million was primarily due to an increase of $6.1 million in other research programs and platform development as we increased research activities related to our platform and new programs. In addition, we incurred an additional $5.5 million for BDTX-189 for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Personnel expenses increased $3.5 million as we have increased our headcount and related personnel expenses. Facility costs increased $0.5 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 due to the signing of a new lease.

General and administrative
General and administrative expenses were $7.9 million for the three months ended March 31, 2021, compared to $5.5 million for the three months ended March 31, 2020. The increase of $2.4 million was primarily a result of higher personnel-related costs due to additional headcount and higher legal and other professional fees due to operating as a public company.
Other income (expense)
Other income was $0.4 million for the three months ended March 31, 2021, compared to $0.7 million for the three months ended March 31, 2020. The decrease was primarily attributable to amortization of premium on investments in 2021 and none in 2020.
Liquidity and capital resources
Sources of liquidity
Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of preferred stock. On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through March 31, 2021, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of March 31, 2021, we had cash, cash equivalents and investments of $290.1 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(24,455)	$(11,319)
Cash provided by investing activities	3,474	—
Cash provided by financing activities	481	213,844
Net (decrease) increase in cash and cash equivalents	$(20,500)	$202,525
Operating activities
During the three months ended March 31, 2021, we used cash in operating activities of $24.5 million, primarily resulting from our net loss of $30.3 million, partially offset by the non-cash charge related to stock compensation expense of $3.1 million and an increase in prepaid expenses and other current assets.
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

Investing activities
During the three months ended March 31, 2021, we had cash provided by investing activities of $3.5 million primarily from the sales and maturities of investments.
During the three months ended March 31, 2020, we had no investing activities.
Financing activities
During the three months ended March 31, 2021, we had cash provided by financing activities of $0.5 million, consisting of proceeds from exercise of stock options.
During the three months ended March 31, 2020, we had cash provided by financing activities of $213.8 million consisting primarily of proceeds from the IPO.
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
As of March 31, 2021, we had cash, cash equivalents and investments of $290.1 million, which we believe will fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for BDTX-189 or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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
Contractual obligations and commitments
The following summarizes our contractual obligations as of March 31, 2021:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Property leases - commenced	$2,183	$4,820	$6,254	$5,219	$18,476
Property leases - not yet commenced	36	3,309	3,977	14,051	21,373
Total	$2,219	$8,129	$10,231	$19,270	$39,849
Property leases – commenced
The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of March 31, 2021. The minimum lease payments do not include common area maintenance charges or real estate taxes.

Property leases – not yet commenced
In December 2020, we entered into a lease agreement for office and laboratory space New York, NY, which is described in further detail in Note 10 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In connection therewith, we have committed to making at least $21,373 in rental payments over a lease term of eleven years.
Other contractual obligations
The contractual obligations table does not include any potential future milestone payments or royalty payments we may be required to make under our existing license agreements due to the uncertainty of the occurrence of the events requiring payment under those agreements.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies from those previously disclosed.
Recently issued accounting pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.
Emerging growth company status
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
We had cash, cash equivalents and investments of approximately $290.1 million as of March 31, 2021. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and investments, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.
We contract with vendors in foreign countries and have a subsidiary in Canada. As such, we have exposure to adverse changes in exchange rates of foreign currencies associated with our foreign transactions. We believe this exposure to be immaterial. We do not hedge against this exposure to fluctuations in exchange rates.
We do not believe that our cash, cash equivalents and investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash, cash equivalents and investments at one or more financial institutions that are in excess of federally insured limits.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2021 and 2020.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the discussion of risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the Securities and Exchange Commission, or the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, prospects, financial condition and results of operations. Certain statements in this Quarterly Report are forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2021 that were not registered under the Securities Act.
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
During the three months ended March 31, 2021, we issued to certain of our employees and advisors, options to purchase an aggregate of 1,136,502 shares of our common stock at an exercise price ranging from $24.84-$29.02 per share and restricted stock units of 10,000. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit.
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

Black Diamond Therapeutics, Inc.

Date: May 7, 2021	By:	/s/ David M. Epstein
David M. Epstein President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: May 7, 2021	By:	/s/ Thomas Leggett
Thomas Leggett Chief Financial Officer (Principal Financial Officer)