Form 10-Q
period 2021-06-30
Black Diamond Therapeutics, Inc.
filed 2021-08-12
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2021
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

As of August 6, 2021, the registrant had 36,213,654 shares of common stock, $0.0001 par value per share, outstanding.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”), contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:
•the timing and success of preclinical studies and our ongoing clinical trial of BDTX-189 and any other product candidates, including the availability, timing and announcement of data and results of such studies and trials;
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
•our ability to maintain an effective system of internal controls; and
•the ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials and preclinical studies, our research programs, healthcare systems or the global economy as a whole.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in our most recent Annual Report on Form 10-K for the year ended December 31, 2020 and in other SEC filings. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$37,324	$34,605
Investments	226,146	280,462
Prepaid expenses and other current assets	7,477	4,487
Total current assets	270,947	319,554
Property and equipment, net	2,433	385
Restricted cash	1,223	1,223
Right-of-use asset	13,181	8,402
Other non-current assets	98	106
Total assets	$287,882	$329,670
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,030	$2,538
Accrued expenses and other current liabilities	18,456	11,680
Total current liabilities	23,486	14,218
Non-current operating lease liability	13,376	7,694
Total liabilities	36,862	21,912
Commitments and contingencies (Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares and 10,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at June 30, 2021 and 500,000,000 shares authorized at December 31, 2020; 36,205,826 shares issued and outstanding at June 30, 2021 and 36,078,383 shares issued and outstanding at December 31, 2020	5	5
Additional paid-in capital	433,680	425,363
Accumulated other comprehensive income	211	614
Accumulated deficit	(182,876)	(118,224)
Total stockholders' equity	251,020	307,758
Total liabilities and stockholders' equity	$287,882	$329,670
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$26,719	$10,170	$49,539	$17,524
General and administrative	7,996	4,858	15,889	10,383
Total operating expenses	34,715	15,028	65,428	27,907
Loss from operations	(34,715)	(15,028)	(65,428)	(27,907)
Other income (expense):
Interest expense	—	(1)	—	(1)
Interest income	948	881	2,100	1,625
Other (expense) income	(584)	(423)	(1,324)	(433)
Total other income (expense), net	364	457	776	1,191
Net loss	$(34,351)	$(14,571)	$(64,652)	$(26,716)
Net loss per share, basic and diluted	$(0.95)	$(0.41)	$(1.79)	$(0.92)
Weighted average common shares outstanding, basic and diluted	36,182,541	35,910,718	36,152,942	29,804,987

Comprehensive loss:
Net loss	$(34,351)	$(14,571)	$(64,652)	$(26,716)
Other comprehensive income:
Change in unrealized loss on investments	(124)	1,012	(403)	1,012
Comprehensive loss	$(34,475)	$(13,559)	$(65,055)	$(25,704)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(64,652)	$(26,716)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,652	3,296
Depreciation expense	39	23
Amortization of premium on investments	1,326	(400)
Noncash rent expense	748	94
Other non-cash items	(14)	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(2,956)	(2,708)
Other non-current assets	8	(21)
Accounts payable	1,635	(1,359)
Amounts due to related party	—	15
Accrued expenses and other current liabilities	7,355	2,994
Non-current operating lease liability	(761)	(104)
Net cash used in operating activities	(49,620)	(24,886)

Cash flows from investing activities:
Purchases of equipment	(888)	(25)
Proceeds from sales and maturities of investments	95,138	—
Purchases of investments	(42,576)	(279,615)
Net cash provided by (used in) investing activities	51,674	(279,640)

Cash flows from financing activities:
Proceeds from exercise of common stock options	665	—
Proceeds from initial public offering, net of issuance costs of $1,275	—	213,844
Net cash provided by financing activities	665	213,844
Net decrease in cash and cash equivalents	2,719	(90,682)
Cash, cash equivalents and restricted cash, beginning of period	35,828	154,721
Cash, cash equivalents and restricted cash, end of period	$38,547	$64,039

Cash and cash equivalents, end of period	$37,324	$63,984
Restricted cash, end of period	1,223	55
Cash, cash equivalents and restricted cash, end of period	$38,547	$64,039

Supplemental disclosure of non-cash investing and financing activities:
Purchases of equipment included in accounts payable and accrued expenses	$1,199	$—
Conversion of preferred stock into common stock upon closing of initial public offering	$—	$200,573
Reclassification of warrants to additional paid-in capital	$—	$16
Right-of-use assets obtained in exchange for operating lease obligation	$5,717	$—
Right-of-use asset derecognized upon early lease termination	$476	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Par Value
BALANCE - December 31, 2019	2,236,672	$1	$3,812	$—	$(50,970)	$(47,157)
Conversion of preferred stock to common stock upon closing of the initial public offering	21,499,770	3	200,570	—	—	200,573
Issuance of common stock, net of issuance costs	12,174,263	1	212,100	—	—	212,101
Reclassification of warrants to additional paid-in capital	—	—	16	—	—	16
Stock-based compensation	—	—	1,877	—	—	1,877
Net loss	—	—	—	—	(12,145)	(12,145)
BALANCE - March 31, 2020	35,910,705	5	418,375	—	(63,115)	355,265
Stock-based compensation	—	—	1,419	—	—	1,419
Unrealized gain on investments	—	—	—	1,012	—	1,012
Net loss	—	—	—	—	(14,571)	(14,571)
BALANCE - June 30, 2020	35,910,705	5	419,794	1,012	(77,686)	343,125

BALANCE - December 31, 2020	36,078,383	$5	$425,363	$614	$(118,224)	$307,758
Exercise of common stock options	62,607	—	481	—	—	481
Vesting of restricted stock units	4,998	—	—	—	—	—
Stock-based compensation	1,224	—	3,094	—	—	3,094
Unrealized loss on investments	—	—	—	(279)	—	(279)
Net loss	—	—	—	—	(30,301)	(30,301)
BALANCE - March 31, 2021	36,147,212	5	428,938	335	(148,525)	280,753
Exercise of common stock options	48,014	—	184	—	—	184
Vesting of restricted stock units	8,331	—	—	—	—	—
Stock-based compensation	2,269	—	4,558	—	—	4,558
Unrealized loss on investments	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	(34,351)	(34,351)
BALANCE - June 30, 2021	36,205,826	$5	$433,680	$211	$(182,876)	$251,020
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
On February 1, 2021, the Company filed a shelf registration statement on Form S-3 ASR (the “Shelf”), with the Securities and Exchange Commission (the “SEC”), which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150 million of its common stock from time to time through Jefferies as its sales agent (the “ATM Program”) . The Shelf became automatically effective upon filing on February 1, 2021. As of June 30, 2021, no sales have been made pursuant to the ATM Program.
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
As of August 12, 2021, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital requirements into 2023.

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
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of the Company’s business, including how it has impacted and may continue to impact the Company’s operations and the operations of its suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by federal, state or local authorities. In addition, the Company has taken steps to minimize the current environment’s impact on its business and strategy, including devising contingency plans and securing additional resources from third party service providers. Furthermore, for the safety of the Company’s employees and families, the Company has introduced enhanced safety measures for scientists to be present in its labs and increased the use of third party service providers for the conduct of certain experiments and studies for research programs. Certain of the Company’s third party service providers have also experienced shutdowns or other business disruptions. The Company does not yet know the full extent of potential delays or impacts on the Company’s business, clinical trials, research programs, healthcare systems or the global economy and cannot presently predict the scope and severity of any potential business shutdowns or disruptions.
The extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments, which, despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, new strains of the virus which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information that may emerge concerning the severity of COVID-19, and any additional preventative and protective actions taken to contain the pandemic or treat its impact, among others. In addition, a recurrence or “additional waves” of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. While certain measures have been relaxed in certain parts of the world as increasing numbers of people have received COVID-19 vaccines, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus.

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

Unaudited interim financial information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.
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
The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and employee-related amounts, will depend on future developments, which, despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, new strains of the virus which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information that may emerge concerning COVID-19, and any additional preventative and protective actions taken to contain the pandemic or treat its impact, among others. The Company has considered the impact of COVID-19 on estimates within its financial statements and there may be changes to those estimates in future periods. As of the date of issuance of these consolidated financial statements, the Company has not experienced material business disruptions or incurred impairment losses in the carrying value of its assets as a result of the pandemic and is not aware of any specific related event or circumstance that would require it to update its estimates. The Company will continue to monitor the latest developments as it deals with the disruptions and uncertainties relating to the COVID-19 pandemic, including the pace of vaccinations and the emergence of new and more contagious strains of the virus, and any resulting impact on our business, financial condition, results of operations and prospects. Any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on the Company’s business, financial condition and results of operations.
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

Recently issued accounting pronouncements
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force) (“ASU-2021-04”). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this new guidance will have on its condensed consolidated financial statements.
3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at June 30, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$37,324	$—	$—	$37,324
Investments:
Commercial paper	—	15,986	—	15,986
Corporate bonds	—	157,537	—	157,537
U.S. Government agencies	—	52,623	—	52,623
Total	$37,324	$226,146	$—	$263,470

	Fair value measurements at December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$32,501	$—	$—	$32,501
Investments:
Commercial paper	—	35,559	—	35,559
Corporate bonds	—	192,573	—	192,573
U.S. Government agencies	—	52,330	—	52,330
Total	$32,501	$280,462	$—	$312,963

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
There were no transfers in or out of Level 3 categories in the periods presented.
4. INVESTMENTS
As of June 30, 2021, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$15,985	$2	$(1)	$15,986
Corporate bonds	157,302	307	(72)	157,537
U.S. Government agencies	52,648	35	(60)	52,623
Total	$225,935	$344	$(133)	$226,146
As of December 31, 2020, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$35,543	$21	$(5)	$35,559
Corporate bonds	191,977	608	(12)	192,573
U.S. Government agencies	52,328	22	(20)	52,330
Total	$279,848	$651	$(37)	$280,462
As of June 30, 2021, all marketable securities held by the Company had remaining contractual maturities of three years or less.
As of June 30, 2021, the marketable securities in a loss position had a maturity of one to three years.
There have been no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2021.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	June 30, 2021	December 31, 2020
Laboratory equipment	$253	$253
Computer and office equipment	120	83
Leasehold improvements	97	66
Construction in process	2,166	147
Property and equipment	2,636	549
Less: accumulated depreciation	(203)	(164)
Total Property and Equipment, net	$2,433	$385

Depreciation expense for the six months ended June 30, 2021 and 2020 was $39 and $23, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Contracted research services	$11,472	$5,102
Payroll and related expenses	3,460	3,729
Professional and consulting fees	2,383	1,603
Legal fees	659	199
Current portion of operating lease liability	482	1,047
Total accrued expenses and other current liabilities	$18,456	$11,680

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
8. STOCK-BASED COMPENSATION
2020 Stock Option and Incentive Plan
The 2020 Stock Option and Incentive Plan (the “2020 Plan”) was approved by our board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The 2020 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2021, 1,443,135 shares of common stock, representing 4% of the Company’s outstanding shares of common stock as of December 31, 2020, were added to the 2020 Plan.
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

Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$4,216	$1,419	$7,010	$3,296
Restricted stock units	290	—	560	—
Other	52	—	82	—
	$4,558	$1,419	$7,652	$3,296
For the six months ended June 30, 2021, the Company issued 3,493 shares of common stock out of our 2020 Plan under our policy where non-employee Directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$2,234	$655	$3,854	$1,219
General and administrative	2,324	764	3,798	2,077
	$4,558	$1,419	$7,652	$3,296
Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2020	3,752,744	$15.71	9.0	$62,842
Granted	1,623,094	$24.66
Exercised	(110,621)	$6.02
Cancelled or forfeited	(55,473)	$26.62
Outstanding June 30, 2021	5,209,744	$18.59	8.9	$8,002
Options vested or expected to vest at June 30, 2021	5,209,744	$18.59	8.9	$8,002
Options exercisable at June 30, 2021	1,226,756	$12.39	8.3	$3,671
For the six months ended June 30, 2021, total unrecognized compensation cost related to the unvested stock-options was $46,566, which is expected to be recognized over a weighted average period of 3.0 years.

Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The following table summarizes restricted stock activity since January 1, 2020:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of January 1, 2020	—	$—
Granted	61,000	$29.65
Vested	(6,664)	$30.00
Unvested restricted common stock as of December 31, 2020	54,336	$29.68
Granted	10,000	$28.69
Vested	(13,329)	$30.00
Unvested restricted common stock as of June 30, 2021	51,007	$29.32
The total fair value of restricted stock units vested during the six months ended June 30, 2021 was $401.
For the six months ended June 30, 2021, total unrecognized compensation cost related to the unvested restricted stock units was $1,166, which is expected to be recognized over a weighted average period of 1.8 years.
Employee stock purchase plan
The 2020 ESPP was approved by the Company’s board of directors on December 5, 2019, and our stockholders on January 14, 2020, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2020 ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each six-month offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally included all employees. Offering periods begin on the first trading day of January and July of each year and end on the last trading day in June and December of each year, except for the first offering period which began on the first trading day in March and ended on the last trading day in June. Share purchases are funded through payroll deductions of up to 10% of an employee’s eligible compensation for each payroll period, up to $25 each calendar year.
During the six months ended June 30, 2021 and 2020, there were no shares issued under the 2020 ESPP.

9. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(34,351)	$(14,571)	$(64,652)	$(26,716)
Weighted average common shares outstanding, basic and diluted	36,182,541	35,910,718	36,152,942	29,804,987
Net loss per share, basic and diluted	$(0.95)	$(0.41)	$(1.79)	$(0.92)

The Company’s potentially dilutive securities, which include options, unvested restricted stock and warrants to purchase common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2021	2020
Options to purchase common stock	5,209,744	3,240,362
Unvested restricted stock	51,007	—
Shares issuable under employee stock purchase plan	2,940	—
Warrants to purchase common stock	10,757	10,757
	5,274,448	3,251,119
10. LEASES
The Company has historically entered into lease arrangements for its facilities. As of June 30, 2021, the Company had two operating leases with required future minimum payments. In applying the transition guidance under ASC 842, the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
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

The Company previously leased an office space in Cambridge, MA under a lease that commenced in February 2019 for approximately 2,357 square feet of office space, which was set to expire on April 30, 2022, subject to an option to extend the lease for three additional years. Effective June 15, 2021, the lease was terminated, and the remaining right-of-use asset and lease liability were derecognized. A gain of $5 was recognized for the termination of the lease.
In December 2020, the Company entered into an eleven-year agreement to lease approximately 18,120 square feet of office and laboratory space in New York, NY. The Company has an option to extend the lease for five additional years. The Company currently expects the lease to commence in the third quarter of 2021 when the landlord delivers the space in accordance with the lease terms. The Company recognizes the lease balance on the consolidated balance sheet when the lease has commenced. Under the terms of the lease, the Company is required to make up to $21,302 in total minimum payments during the term of the lease. The table below excludes the minimum rental payments for the lease that has been executed but not commenced as of June 30, 2021.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Lease Cost
Operating lease cost	$613	$1,075
Short-term lease cost	288	575
Variable lease cost	43	76
Total lease cost	$944	$1,726

Other Operating Lease Information	June 30, 2021
Gain on lease termination	$5
Cash paid for amounts included in the measurement of lease liability	732
Weighted-average remaining lease term	7.1
Weighted-average discount rate	5.3%
The variable lease costs for the three and six months ended June 30, 2021 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
Future minimum lease payments under the Company’s operating leases as of June 30, 2021 were as follows:

As of June 30, 2021
2021 (excluding the six months ended June 30, 2021)	$1,055
2022	2,356
2023	2,415
2024	2,476
2025	2,538
Thereafter	7,073
Total lease payments	17,913
Less: interest	(3,045)
Total lease liability	$14,868

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
License Agreements
The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of June 30, 2021, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2021 or December 31, 2020.
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
12. BENEFIT PLANS
In 2021, the Company transitioned from a Simplified Employee Pension (“SEP”) defined-contribution savings plan to a tax-qualified 401(k) and Profit Sharing defined contribution plan (the “401(k) Plan”). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the “Code”). All matching contributions are fully vested when made. During the three and six months ended June 30, 2021 and 2020 the Company contributed $220 and $565 to the 401(k) Plan and $118 and $267 to the SEP plan, respectively.

13. RELATED-PARTY TRANSACTIONS
The Company was party to a services agreement, which was entered into in March 2017 and amended in November 2017 and March 2020, with Ridgeline. Ridgeline is an entity owned by one of the Company’s investors, whereby employees of Ridgeline provided the Company with scientific consulting services. In 2020, the Company transitioned to a more limited consulting arrangement whereby Ridgeline invoiced the Company for services performed on an ongoing monthly basis. The services agreement expired December 31, 2020.
There was no amount due to Ridgeline at June 30, 2021 or December 31, 2020. Total service fees incurred were $223 and $2,103, respectively, for the three and six months ended June 30, 2020. With the expiration of the services agreement, there have been no fees incurred in 2021.

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
Overview
We are a precision oncology medicine company pioneering the discovery and development of small molecule, MasterKey therapies. We target undrugged oncogenic driver mutations in patients with genetically defined cancers. The foundation of our company is built upon a deep understanding of cancer genetics, protein structure and function, and medicinal chemistry. Our proprietary technology platform, which we refer to as our Mutation-Allostery-Pharmacology, or MAP, platform, is designed to allow us to analyze population-level genetic sequencing data to discover oncogenic mutations that promote cancer across tumor types. Our goal is to identify families of mutations that can be inhibited with a single small molecule therapy, termed a MasterKey therapy.
We have designed our lead product candidate, BDTX-189, to potently and selectively inhibit a spectrum of oncogenic proteins defined by mutations which occur outside the adenosine triphosphate, or ATP, site, and which we refer to as non-canonical mutations. Non-canonical mutations occur across a range of tumor types that affect both the epidermal growth factor receptor, or EGFR, and the human epidermal growth factor receptor 2, or HER2. We have designed BDTX-189 to bind to the active site of these mutant kinases and inhibit their function. BDTX-189 is also designed to spare normal, or wild type, EGFR, which we believe will improve upon the toxicity profiles of current EGFR and HER2 kinase inhibitors. We are also leveraging our MAP platform to identify other families of non-canonical mutations in validated oncogenes beyond EGFR and HER2, which has the potential to expand the reach of targeted therapies.
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
To date, we have funded our operations with proceeds from the sale of preferred stock and common stock. Since inception we have incurred significant operating losses. Our net losses were $64.7 million and $26.7 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $182.9 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
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
As of June 30, 2021, we had cash, cash equivalents and investments of $263.5 million, which we believe will fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
COVID-19 Considerations
The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has and may continue to impact our operations and the operations of our suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by federal, state or local authorities. In addition, we have taken steps to minimize the current environment’s impact on our business and strategy, including devising contingency plans and securing additional resources from third party service providers. For the safety of our employees and families, we have introduced enhanced safety measures for scientists to be present in our labs and increased the use of third party service providers for the conduct of certain experiments and studies for research programs. Certain of our third party service providers have also experienced shutdowns or other business disruptions. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. In particular, our ability to conduct our MasterKey-01 trial in a timely manner that meets our current projected timelines could be adversely impacted. While the Phase 1 portion of the trial currently remains on track to complete by the first half of 2021, potential COVID-19-associated risks include delays in patient recruitment and principal investigator availability, clinical trial site shutdowns or other interruptions and potential limitations on the quality, completeness and interpretability of data we are able to collect. Additionally, our drug product supply chain, early stage research & development programs and activities and other aspects of our business operations could be negatively impacted by the pandemic and COVID-19-related delays or disruptions.
Beyond the impact on our pipeline, the extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, new strains of the virus which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information that may emerge concerning the severity of COVID-19 and the effectiveness of any additional preventative and protective actions taken to contain COVID-19 or treat its impact, among others. While certain measures have been relaxed in certain parts of the world as increasing numbers of people have received COVID-19 vaccines, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus. If we or any of the third parties with whom we engage, however, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.
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
•establishing an appropriate safety and efficacy profile with IND-enabling studies;
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

Results of operations
Comparison of the three months ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$26,719	$10,170	$16,549
General and administrative	7,996	4,858	3,138
Total operating expenses	34,715	15,028	19,687
Loss from operations	(34,715)	(15,028)	(19,687)
Other income (expense):
Interest expense	—	(1)	1
Interest income	948	881	67
Other (expense) income	(584)	(423)	(161)
Total other income (expense), net	364	457	(93)
Net loss	$(34,351)	$(14,571)	$(19,780)
Research and development
Research and development expenses were $26.7 million for the three months ended June 30, 2021, compared to $10.2 million for the three months ended June 30, 2020. The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
BDTX-189 research and development expenses	$7,369	$4,068	$3,301
Other research programs and platform development expenses	11,156	3,035	8,121
Personnel expenses	7,122	2,556	4,566
Allocated facility expenses	840	124	716
Other expenses	232	387	(155)
	$26,719	$10,170	$16,549
The increase of $16.5 million was primarily due to an increase of $8.1 million in other research programs and platform development as we increased research activities related to our platform and new programs. In addition, we incurred an additional $3.3 million for BDTX-189 for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Personnel expenses increased $4.6 million as we have increased our headcount and related personnel expenses. Facility costs increased $0.7 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 due to the signing of a new lease.

General and administrative
General and administrative expenses were $8.0 million for the three months ended June 30, 2021, compared to $4.9 million for the three months ended June 30, 2020. The increase of $3.1 million was primarily a result of higher personnel-related costs due to additional headcount and higher legal and other professional fees due to operating as a public company.
Other income (expense)
Other income was $0.4 million for the three months ended June 30, 2021, compared to $0.5 million for the three months ended June 30, 2020. The decrease was primarily attributable to interest income increasing at a slower rate than the amortization of premium on investments in 2021 compared to 2020.
Comparison of the six months ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$49,539	$17,524	$32,015
General and administrative	15,889	10,383	5,506
Total operating expenses	65,428	27,907	37,521
Loss from operations	(65,428)	(27,907)	(37,521)
Other income (expense):
Interest expense	—	(1)	1
Interest income	2,100	1,625	475
Other (expense) income	(1,324)	(433)	(891)
Total other income (expense), net	776	1,191	(415)
Net loss	$(64,652)	$(26,716)	$(37,936)
Research and development
Research and development expenses were $49.5 million for the six months ended June 30, 2021, compared to $17.5 million for the six months ended June 30, 2020. The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
BDTX-189 research and development expenses	$15,487	$6,683	$8,804
Other research programs and platform development expenses	19,676	5,488	14,188
Personnel expenses	12,710	4,617	8,093
Allocated facility expenses	1,348	134	1,214
Other expenses	318	602	(284)
	$49,539	$17,524	$32,015

The increase of $32.0 million was primarily due to an increase of $14.2 million in other research programs and platform development as we increased research activities related to our platform and new programs. In addition, we incurred an additional $8.8 million for BDTX-189 for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Personnel expenses increased $8.1 million as we have increased our headcount and related personnel expenses. Facility costs increased $1.2 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 due to the signing of a new lease.
General and administrative
General and administrative expenses were $15.9 million for the six months ended June 30, 2021, compared to $10.4 million for the six months ended June 30, 2020. The increase of $5.5 million was primarily a result of higher personnel-related costs due to additional headcount and higher legal and other professional fees due to operating as a public company.
Other income (expense)
Other income was $0.8 million for the six months ended June 30, 2021, compared to $1.2 million for the six months ended June 30, 2020. The decrease was primarily attributable to amortization of premium on investments in 2021 and none in 2020.
Liquidity and capital resources
Sources of liquidity
Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of preferred stock. On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through June 30, 2021, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of June 30, 2021, we had cash, cash equivalents and investments of $263.5 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(49,620)	$(24,886)
Cash provided by (used in) investing activities	51,674	(279,640)
Cash provided by financing activities	665	213,844
Net increase (decrease) in cash and cash equivalents	$2,719	$(90,682)
Operating activities
During the six months ended June 30, 2021, we used cash in operating activities of $49.6 million, primarily resulting from our net loss of $64.7 million, partially offset by the non-cash charge related to stock compensation expense of $7.7 million and an increase in prepaid expenses and other current assets.

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
Investing activities
During the six months ended June 30, 2021, we had cash provided by investing activities of $51.7 million primarily from the sales and maturities of investments.
During the six months ended June 30, 2020, we had cash used in investing activities of $279.6 million for the purchase of investments.
Financing activities
During the six months ended June 30, 2021, we had cash provided by financing activities of $0.7 million, consisting of proceeds from exercise of stock options.
During the six months ended June 30, 2020, we had cash provided by financing activities of $213.8 million consisting primarily of proceeds from the IPO.
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
As of June 30, 2021, we had cash, cash equivalents and investments of $263.5 million, which we believe will fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for BDTX-189 or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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
Contractual obligations and commitments
The following summarizes our contractual obligations as of June 30, 2021:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Property leases - commenced	$2,223	$4,831	$5,075	$5,784	$17,913
Property leases - not yet commenced	42	1,485	1,907	17,868	21,302
Total	$2,265	$6,316	$6,982	$23,652	$39,215

Property leases – commenced
The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of June 30, 2021. The minimum lease payments do not include common area maintenance charges or real estate taxes.
Property leases – not yet commenced
In December 2020, we entered into a lease agreement for office and laboratory space New York, NY, which is described in further detail in Note 10 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In connection therewith, we have committed to making at least $21,302,000 in rental payments over a lease term of eleven years.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021. During the six months ended June 30, 2021, there were no material changes to our critical accounting policies from those previously disclosed.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We had cash, cash equivalents and investments of approximately $263.5 million as of June 30, 2021. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and investments, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.
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
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2021 and 2020.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found under “Legal Proceedings” in Note 11 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business, the resolution of which we do not anticipate would have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2021 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
The information required by Item 701 of Regulation S-K was previously included in Quarterly Report on Form 10-Q filed with the SEC on May 7, 2021.
During the three months ended June 30, 2021, we issued to certain of our employees and advisors, options to purchase an aggregate of 486,592 shares of our common stock at an exercise price ranging from $12.55-$24.75 per share and no restricted stock units. We deemed these issuances to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit.
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

Exhibit No.	Exhibit Index
10.1*#	Employment Agreement between the Registrant and Elizabeth Buck.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
+	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Diamond Therapeutics, Inc.

Date: August 12, 2021	By:	/s/ David M. Epstein
David M. Epstein President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: August 12, 2021	By:	/s/ Thomas Leggett
Thomas Leggett Chief Financial Officer (Principal Financial Officer)