Form 10-Q
period 2021-09-30
Black Diamond Therapeutics, Inc.
filed 2021-11-08
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2021
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

As of November 1, 2021, the registrant had 36,228,856 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”), contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:
•the progress, timing and success of preclinical studies and our ongoing clinical trial of BDTX-189 and any other product candidates, including the availability, timing and announcement of data and results of such studies and trials;
•the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and investigational new drug applications, or IND, and other regulatory submissions;
•the continued development and advancement of our early stage programs, including BDTX-1535 in IND-enabling studies, and the development of the BRAF and FGFR programs, including timing for filing INDs in each program;
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
•our ability to maintain an effective system of internal controls; and
•the ultimate impact of the ongoing coronavirus, or COVID-19, pandemic, or any other health epidemic, on our business, our clinical trials and preclinical studies, our research programs, healthcare systems or the global economy as a whole.

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

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$46,603	$34,605
Investments	188,405	280,462
Prepaid expenses and other current assets	6,538	4,487
Total current assets	241,546	319,554
Property and equipment, net	2,893	385
Restricted cash	1,223	1,223
Right-of-use asset	28,365	8,402
Other non-current assets	99	106
Total assets	$274,126	$329,670
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,859	$2,538
Accrued expenses and other current liabilities	21,502	11,680
Total current liabilities	26,361	14,218
Non-current operating lease liability	28,817	7,694
Total liabilities	55,178	21,912
Commitments and contingencies (Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares and 10,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at September 30, 2021 and 500,000,000 shares authorized at December 31, 2020; 36,228,856 shares issued and outstanding at September 30, 2021 and 36,078,383 shares issued and outstanding at December 31, 2020	5	5
Additional paid-in capital	436,753	425,363
Accumulated other comprehensive income	143	614
Accumulated deficit	(217,953)	(118,224)
Total stockholders' equity	218,948	307,758
Total liabilities and stockholders' equity	$274,126	$329,670
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$27,626	$12,929	$77,165	$30,453
General and administrative	7,738	5,551	23,627	15,934
Total operating expenses	35,364	18,480	100,792	46,387
Loss from operations	(35,364)	(18,480)	(100,792)	(46,387)
Other income (expense):
Interest expense	—	—	—	(1)
Interest income	776	1,162	2,876	2,787
Other (expense) income	(489)	(594)	(1,813)	(1,027)
Total other income (expense), net	287	568	1,063	1,759
Net loss	$(35,077)	$(17,912)	$(99,729)	$(44,628)
Net loss per share, basic and diluted	$(0.97)	$(0.50)	$(2.76)	$(1.42)
Weighted average common shares outstanding, basic and diluted	36,219,137	35,927,485	36,175,249	31,860,716

Comprehensive loss:
Net loss	$(35,077)	$(17,912)	$(99,729)	$(44,628)
Other comprehensive income:
Change in unrealized loss on investments	(68)	(137)	(471)	875
Comprehensive loss	$(35,145)	$(18,049)	$(100,200)	$(43,753)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(99,729)	$(44,628)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,661	5,295
Depreciation expense	82	37
Loss on disposal of property and equipment	3	—
Amortization of premium on investments	1,814	(990)
Noncash rent expense	1,331	287
Other non-cash items	(15)	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(2,163)	(2,308)
Other non-current assets	7	(33)
Accounts payable	2,263	1,528
Amounts due to related party	—	190
Accrued expenses and other current liabilities	10,692	4,551
Non-current operating lease liability	(1,048)	(301)
Net cash used in operating activities	(76,102)	(36,372)

Cash flows from investing activities:
Purchases of equipment	(2,377)	(33)
Proceeds from sales and maturities of investments	134,331	17,765
Purchases of investments	(44,583)	(292,775)
Net cash provided by (used in) investing activities	87,371	(275,043)

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP	729	270
Proceeds from initial public offering, net of issuance costs of $1,275	—	213,844
Net cash provided by financing activities	729	214,114
Net decrease in cash and cash equivalents	11,998	(97,301)
Cash, cash equivalents and restricted cash, beginning of period	35,828	154,721
Cash, cash equivalents and restricted cash, end of period	$47,826	$57,420

Cash and cash equivalents, end of period	$46,603	$56,197
Restricted cash, end of period	1,223	1,223
Cash, cash equivalents and restricted cash, end of period	$47,826	$57,420

Supplemental disclosure of non-cash investing and financing activities:
Purchases of equipment included in accounts payable and accrued expenses	$216	$—
Conversion of preferred stock into common stock upon closing of initial public offering	$—	$200,573
Right-of-use assets obtained in exchange for operating lease obligation	$21,484	$8,274
Right-of-use asset derecognized upon early lease termination	$476	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Par Value
BALANCE - December 31, 2019	2,236,672	$1	$3,812	$—	$(50,970)	$(47,157)
Conversion of preferred stock to common stock upon closing of the initial public offering	21,499,770	3	200,570	—	—	200,573
Issuance of common stock, net of issuance costs	12,174,263	1	212,100	—	—	212,101
Reclassification of warrants to additional paid-in capital	—	—	16	—	—	16
Stock-based compensation	—	—	1,877	—	—	1,877
Net loss	—	—	—	—	(12,145)	(12,145)
BALANCE - March 31, 2020	35,910,705	5	418,375	—	(63,115)	355,265
Stock-based compensation	—	—	1,419	—	—	1,419
Unrealized gain on investments	—	—	—	1,012	—	1,012
Net loss	—	—	—	—	(14,571)	(14,571)
BALANCE - June 30, 2020	35,910,705	5	419,794	1,012	(77,686)	343,125
Exercise of common stock options	51,076	—	270	—	—	270
Vesting of restricted stock units	1,666	—	—	—	—	—
Stock-based compensation	—	—	1,999	—	—	1,999
Unrealized loss on investments	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	(17,912)	(17,912)
BALANCE - September 30, 2020	35,963,447	5	422,063	875	(95,598)	327,345
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Par Value
BALANCE - December 31, 2020	36,078,383	$5	$425,363	$614	$(118,224)	$307,758
Exercise of common stock options	62,607	—	481	—	—	481
Vesting of restricted stock units	4,998	—	—	—	—	—
Stock-based compensation	1,224	—	3,094	—	—	3,094
Unrealized loss on investments	—	—	—	(279)	—	(279)
Net loss	—	—	—	—	(30,301)	(30,301)
BALANCE - March 31, 2021	36,147,212	5	428,938	335	(148,525)	280,753
Exercise of common stock options	48,014	—	184	—	—	184
Vesting of restricted stock units	8,331	—	—	—	—	—
Stock-based compensation	2,269	—	4,558	—	—	4,558
Unrealized loss on investments	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	(34,351)	(34,351)
BALANCE - June 30, 2021	36,205,826	$5	$433,680	$211	$(182,876)	$251,020
Vesting of restricted stock units	13,673	—	—	—	—	—
Issuance of common stock related to ESPP	6,162	—	64	—	—	64
Stock-based compensation	3,195	—	3,009	—	—	3,009
Unrealized loss on investments	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	(35,077)	(35,077)
BALANCE - September 30, 2021	36,228,856	$5	$436,753	$143	$(217,953)	$218,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Black Diamond Therapeutics, Inc. (the “Company”) is a precision oncology medicine company pioneering the discovery and development of MasterKey therapies. We target undrugged oncogenic driver mutations in patients with genetically defined cancers. The Company was originally organized as a limited liability company in December 2014 under the name ASET Therapeutics LLC. In September 2016, the Company was converted to a corporation under the laws of the State of Delaware under the name ASET Therapeutics, Inc. The Company changed its name to Black Diamond Therapeutics, Inc. in January 2018. Since its inception, the Company has devoted substantially all of its efforts to raising capital, obtaining financing, and incurring research and development costs related to the development of BDTX-189 and its earlier-stage pipeline programs as well as its mutation, allostery, and pharmacology computational and discovery platform.
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
On February 1, 2021, the Company filed a shelf registration statement on Form S-3 ASR (the “Shelf”), with the Securities and Exchange Commission (the “SEC”), which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150 million of its common stock from time to time through Jefferies as its sales agent (the “ATM Program”). The Shelf became automatically effective upon filing on February 1, 2021. As of September 30, 2021, no sales have been made pursuant to the ATM Program.
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
As of November 8, 2021, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital requirements into the second half of 2023.

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
The ongoing COVID-19 pandemic continues to present a substantial public health and economic challenge around the world, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures.
The Company has been closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of the Company’s business, including how it has impacted and may continue to impact the Company’s operations and the operations of its suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by federal, state or local authorities. In addition, the Company has taken steps to minimize the current environment’s impact on its business and strategy, including devising contingency plans and securing additional resources from third party service providers. Furthermore, for the safety of the Company’s employees and families, the Company has introduced enhanced safety measures for scientists to be present in its labs and increased the use of third party service providers for the conduct of certain experiments and studies for research programs. Certain of the Company’s third party service providers have also experienced shutdowns or other business disruptions. The Company does not yet know the full extent of potential delays or impacts on the Company’s business, clinical trials, research programs, healthcare systems or the global economy and cannot presently predict the scope and severity of any potential business shutdowns or disruptions but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition. The estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.
The extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments, which, despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, new strains of the virus, including the Delta variant, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information that may emerge concerning the severity of COVID-19, and any additional preventative and protective actions taken to contain the pandemic or treat its impact, among others. In addition, a resurgence or “additional waves” of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. While certain measures have been relaxed in certain parts of the world as increasing numbers of people have received COVID-19 vaccines, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus.
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
The full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and employee-related amounts, will depend on future developments, which, despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, new strains of the virus, including the Delta variant, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information that may emerge concerning COVID-19, and any additional preventative and protective actions taken to contain the pandemic or treat its impact, among others. The Company has considered the impact of COVID-19 on estimates within its financial statements and there may be changes to those estimates in future periods. As of the date of issuance of these consolidated financial statements, the Company has not experienced material business disruptions or incurred impairment losses in the carrying value of its assets as a result of the pandemic and is not aware of any specific related event or circumstance that would require it to update its estimates. The Company will continue to monitor the latest developments as it deals with the disruptions and uncertainties relating to the ongoing COVID-19 pandemic, including the pace of vaccinations and the emergence of new and more contagious strains of the virus, and any resulting impact on the Company’s business, financial condition, results of operations and prospects. Any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on the Company’s business, financial condition and results of operations.

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
3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at September 30, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$46,603	$—	$—	$46,603
Investments:
Commercial paper	—	15,995	—	15,995
Corporate bonds	—	119,756	—	119,756
U.S. Government agencies	—	52,654	—	52,654
Total	$46,603	$188,405	$—	$235,008

	Fair value measurements at December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$32,501	$—	$—	$32,501
Investments:
Commercial paper	—	35,559	—	35,559
Corporate bonds	—	192,573	—	192,573
U.S. Government agencies	—	52,330	—	52,330
Total	$32,501	$280,462	$—	$312,963
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
There were no transfers in or out of Level 3 categories in the periods presented.
4. INVESTMENTS
As of September 30, 2021, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$15,993	$2	$—	$15,995
Corporate bonds	119,625	189	(58)	119,756
U.S. Government agencies	52,644	38	(28)	52,654
Total	$188,262	$229	$(86)	$188,405
As of December 31, 2020, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$35,543	$21	$(5)	$35,559
Corporate bonds	191,977	608	(12)	192,573
U.S. Government agencies	52,328	22	(20)	52,330
Total	$279,848	$651	$(37)	$280,462
As of September 30, 2021, all marketable securities held by the Company had remaining contractual maturities of three years or less.
As of September 30, 2021, the marketable securities in a loss position had a maturity of three years or less.
There have been no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2021.

5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020
Laboratory equipment	$751	$253
Furniture and fixtures	10	—
Computer and office equipment	120	83
Leasehold improvements	1,707	66
Construction in process	551	147
Property and equipment	3,139	549
Less: accumulated depreciation	(246)	(164)
Total Property and Equipment, net	$2,893	$385

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $82 and $37, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Contracted research services	$14,175	$5,102
Payroll and related expenses	4,864	3,729
Professional and consulting fees	2,233	1,603
Legal fees	230	199
Current portion of operating lease liability	—	1,047
Total accrued expenses and other current liabilities	$21,502	$11,680

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

8. STOCK-BASED COMPENSATION
2020 Stock Option and Incentive Plan
The 2020 Stock Option and Incentive Plan (the “2020 Plan”) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The 2020 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2021, 1,443,135 shares of common stock, representing 4% of the Company’s outstanding shares of common stock as of December 31, 2020, were added to the 2020 Plan.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2020 ESPP provides for an annual increase, to be added on the first day of each fiscal year, by up to 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31. The number of authorized shares reserved for issuance under the 2020 ESPP was increased by 326,364 shares effective as of January 1, 2021.
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$2,783	$1,889	$9,793	$5,185
Restricted stock units	134	110	694	110
Employee Stock Purchase Plan and Other	92	—	174	—
	$3,009	$1,999	$10,661	$5,295
For the nine months ended September 30, 2021, the Company issued 6,688 shares of common stock out of our 2020 Plan under our policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$732	$1,044	$4,586	$2,263
General and administrative	2,277	955	6,075	3,032
	$3,009	$1,999	$10,661	$5,295

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2020	3,752,744	$15.71	9.0	$62,842
Granted	1,677,044	$24.32
Exercised	(110,621)	$6.02
Cancelled or forfeited	(392,691)	$23.98
Outstanding September 30, 2021	4,926,476	$18.22	8.1	$3,096
Options vested or expected to vest at September 30, 2021	4,926,476	$18.22	8.1	$3,096
Options exercisable at September 30, 2021	1,527,276	$13.59	7.4	$1,734
For the nine months ended September 30, 2021, total unrecognized compensation cost related to the unvested stock-options was $36,946, which is expected to be recognized over a weighted average period of 2.8 years.
Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The following table summarizes restricted stock activity since January 1, 2020:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of January 1, 2020	—	$—
Granted	61,000	$29.65
Vested	(6,664)	$30.00
Unvested restricted common stock as of December 31, 2020	54,336	$29.68
Granted	10,000	$28.69
Vested	(27,002)	$26.46
Cancelled or forfeited	(6,667)	$1.21
Unvested restricted common stock as of September 30, 2021	30,667	$29.53
The total fair value of restricted stock units vested during the nine months ended September 30, 2021 was $693.
For the nine months ended September 30, 2021, total unrecognized compensation cost related to the unvested restricted stock units was $755, which is expected to be recognized over a weighted average period of 1.6 years.

Employee stock purchase plan
The 2020 ESPP was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2020 ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each six-month offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally included all employees. Offering periods begin on the first trading day of January and July of each year and end on the last trading day in June and December of each year, except for the first offering period which began on the first trading day in March and ended on the last trading day in June. Share purchases are funded through payroll deductions of up to 10% of an employee’s eligible compensation for each payroll period, up to $25 each calendar year.
During the nine months ended September 30, 2021 and 2020, there were 6,162 and no shares, respectively, issued under the 2020 ESPP.
9. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(35,077)	$(17,912)	$(99,729)	$(44,628)
Weighted average common shares outstanding, basic and diluted	36,219,137	35,927,485	36,175,249	31,860,716
Net loss per share, basic and diluted	$(0.97)	$(0.50)	$(2.76)	$(1.42)

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

	Nine Months Ended September 30,
	2021	2020
Options to purchase common stock	4,926,476	3,639,228
Unvested restricted stock	30,667	59,334
Shares issuable under employee stock purchase plan	24,806	—
Warrants to purchase common stock	10,757	10,757
	4,992,706	3,709,319

10. LEASES
The Company has historically entered into lease arrangements for its facilities. As of September 30, 2021, the Company had two operating leases with required future minimum payments. In applying the transition guidance under ASC 842, the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
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
In December 2020, the Company entered into an eleven-year agreement to lease approximately 18,120 square feet of office and laboratory space in New York, NY. The Company has an option to extend the lease for five additional years. The lease commenced August 26, 2021 and the related lease balance was recognized on the condensed consolidated balance sheet.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Lease Cost
Operating lease cost	$900	$1,975
Short-term lease cost	287	862
Variable lease cost	136	212
Total lease cost	$1,323	$3,049

Other Operating Lease Information	September 30, 2021
Gain on lease termination	$5
Cash paid for amounts included in the measurement of lease liability	1,860
Weighted-average remaining lease term	8.9
Weighted-average discount rate	5.3%
The variable lease costs for the three and nine months ended September 30, 2021 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

Future minimum lease payments under the Company’s operating leases as of September 30, 2021 were as follows:

As of September 30, 2021
2021 (excluding the nine months ended September 30, 2021)	$596
2022	2,845
2023	4,244
2024	4,359
2025	4,477
Thereafter	21,571
Total lease payments	38,092
Less: interest	(8,416)
Total lease liability	$29,676

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
License Agreements
The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of September 30, 2021, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2021 or December 31, 2020.
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

12. BENEFIT PLANS
In 2021, the Company transitioned from a Simplified Employee Pension (“SEP”) defined-contribution savings plan to a tax-qualified 401(k) and Profit Sharing defined contribution plan (the “401(k) Plan”). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the “Code”). All matching contributions are fully vested when made. During the three and nine months ended September 30, 2021 and 2020 the Company contributed $207 and $772 to the 401(k) Plan and $161 and $428 to the SEP plan, respectively.
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
There was no amount due to Ridgeline at September 30, 2021 or December 31, 2020. Total service fees incurred were $190 and $2,293, respectively, for the three and nine months ended September 30, 2020. With the expiration of the services agreement, there have been no fees incurred in 2021.

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
Overview
We are a precision oncology medicine company pioneering the discovery and development of MasterKey therapies. We target undrugged oncogenic driver mutations in patients with genetically defined cancers. The foundation of our company is built upon a deep understanding of cancer genetics, protein structure and function, and medicinal chemistry. Our proprietary technology platform, which we refer to as our Mutation-Allostery-Pharmacology, or MAP, platform, is designed to allow us to analyze population-level genetic sequencing data to discover oncogenic mutations that promote cancer across tumor types. Our goal is to identify families of mutations that can be inhibited with a single therapy, termed a MasterKey therapy.
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
To date, we have funded our operations with proceeds from the sale of preferred stock and common stock. Since inception we have incurred significant operating losses. Our net losses were $99.7 million and $44.6 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $218.0 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
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
As of September 30, 2021, we had cash, cash equivalents and investments of $235.0 million, which we believe will fund our operating expenses and capital expenditure requirements into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
COVID-19 Considerations
The ongoing COVID-19 pandemic has presented and continues to present a substantial public health and economic challenge around the world, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures.

We have been closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business, including how it has and may continue to impact our operations and the operations of our suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by federal, state or local authorities. In addition, we have taken steps to minimize the current environment’s impact on our business and strategy, including devising contingency plans and securing additional resources from third party service providers. For the safety of our employees and families, we have introduced enhanced safety measures for scientists to be present in our labs and increased the use of third party service providers for the conduct of certain experiments and studies for research programs. Certain of our third party service providers have also experienced shutdowns or other business disruptions. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. In particular, our ability to conduct our MasterKey-01 trial in a timely manner that meets our current projected timelines could be adversely impacted. While the Phase 2 portion of the trial currently remains on track for initiation by the end of 2021, potential COVID-19-associated risks include delays in patient recruitment and principal investigator availability, clinical trial site shutdowns or other interruptions and potential limitations on the quality, completeness and interpretability of data we are able to collect. Additionally, our drug product supply chain, early stage research & development programs and activities and other aspects of our business operations could be negatively impacted by the pandemic and COVID-19-related delays or disruptions.
Beyond the impact on our pipeline, the extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, such as the duration of the ongoing COVID-19 pandemic, new strains of the virus, including the Delta variant, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information that may emerge concerning the severity of COVID-19 and the effectiveness of any additional preventative and protective actions taken to contain COVID-19 or treat its impact in the short and long term, among others. While certain measures have been relaxed in certain parts of the world as increasing numbers of people have received COVID-19 vaccines, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic continues to evolve, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus. If we or any of the third parties with whom we engage, however, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition. The estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.
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
Results of operations
Comparison of the three months ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$27,626	$12,929	$14,697
General and administrative	7,738	5,551	2,187
Total operating expenses	35,364	18,480	16,884
Loss from operations	(35,364)	(18,480)	(16,884)
Other income (expense):
Interest income	776	1,162	(386)
Other (expense) income	(489)	(594)	105
Total other income (expense), net	287	568	(281)
Net loss	$(35,077)	$(17,912)	$(17,165)
Research and development
Research and development expenses were $27.6 million for the three months ended September 30, 2021, compared to $12.9 million for the three months ended September 30, 2020. The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
BDTX-189 research and development expenses	$7,105	$4,789	$2,316
Other research programs and platform development expenses	12,033	4,058	7,975
Personnel expenses	6,055	3,683	2,372
Allocated facility expenses	1,070	304	766
Other expenses	1,363	95	1,268
	$27,626	$12,929	$14,697
The increase of $14.7 million was primarily due to an increase of $8.0 million in other research programs and platform development as we increased research activities related to our platform and new programs. In addition, we incurred an additional $2.3 million for BDTX-189 for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Personnel expenses increased $2.4 million as we have increased our headcount and related personnel expenses. Facility costs increased $0.8 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020 due to the signing of a new lease.

General and administrative
General and administrative expenses were $7.7 million for the three months ended September 30, 2021, compared to $5.6 million for the three months ended September 30, 2020. The increase of $2.2 million was primarily a result of higher personnel-related costs due to additional headcount and higher legal and other professional fees due to operating as a public company.
Other income (expense)
Other income was $0.3 million for the three months ended September 30, 2021, compared to $0.6 million for the three months ended September 30, 2020. The decrease was primarily attributable to interest income increasing at a slower rate than the amortization of premium on investments in 2021 compared to 2020.
Comparison of the nine months ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$77,165	$30,453	$46,712
General and administrative	23,627	15,934	7,693
Total operating expenses	100,792	46,387	54,405
Loss from operations	(100,792)	(46,387)	(54,405)
Other income (expense):
Interest expense	—	(1)	1
Interest income	2,876	2,787	89
Other (expense) income	(1,813)	(1,027)	(786)
Total other income (expense), net	1,063	1,759	(696)
Net loss	$(99,729)	$(44,628)	$(55,101)
Research and development
Research and development expenses were $77.2 million for the nine months ended September 30, 2021, compared to $30.5 million for the nine months ended September 30, 2020. The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
BDTX-189 research and development expenses	$22,592	$11,472	$11,120
Other research programs and platform development expenses	31,709	9,546	22,163
Personnel expenses	18,765	8,300	10,465
Allocated facility expenses	2,418	438	1,980
Other expenses	1,681	697	984
	$77,165	$30,453	$46,712

The increase of $46.7 million was primarily due to an increase of $22.2 million in other research programs and platform development as we increased research activities related to our platform and new programs. In addition, we incurred an additional $11.1 million for BDTX-189 for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Personnel expenses increased $10.5 million as we have increased our headcount and related personnel expenses. Facility costs increased $2.0 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 due to the signing of a new lease.
General and administrative
General and administrative expenses were $23.6 million for the nine months ended September 30, 2021, compared to $15.9 million for the nine months ended September 30, 2020. The increase of $7.7 million was primarily a result of higher personnel-related costs due to additional headcount and higher legal and other professional fees due to operating as a public company.
Other income (expense)
Other income was $1.1 million for the nine months ended September 30, 2021, compared to $1.8 million for the nine months ended September 30, 2020. The decrease was primarily attributable to amortization of premium on investments increasing at a higher rate in 2021 compared to 2020 and interest income staying relatively flat.
Liquidity and capital resources
Sources of liquidity
Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of preferred stock. On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through September 30, 2021, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of September 30, 2021, we had cash, cash equivalents and investments of $235.0 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(76,102)	$(36,372)
Cash provided by (used in) investing activities	87,371	(275,043)
Cash provided by financing activities	729	214,114
Net increase (decrease) in cash and cash equivalents	$11,998	$(97,301)
Operating activities
During the nine months ended September 30, 2021, we used cash in operating activities of $76.1 million, primarily resulting from our net loss of $99.7 million, partially offset by the non-cash charge related to stock compensation expense of $10.7 million and an increase in prepaid expenses and other current assets.

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
Investing activities
During the nine months ended September 30, 2021, we had cash provided by investing activities of $87.4 million primarily from the sales and maturities of investments.
During the nine months ended September 30, 2020, we had cash used in investing activities of $275.0 million for the purchase of investments.
Financing activities
During the nine months ended September 30, 2021, we had cash provided by financing activities of $0.7 million, consisting of proceeds from exercise of stock options.
During the nine months ended September 30, 2020, we had cash provided by financing activities of $214.1 million consisting primarily of proceeds from the IPO.
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
As of September 30, 2021, we had cash, cash equivalents and investments of $235.0 million, which we believe will fund our operating expenses and capital expenditure requirements into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for BDTX-189 or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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
Contractual obligations and commitments
The following summarizes our contractual obligations as of September 30, 2021:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Property leases - commenced	$2,390	$6,675	$6,976	$22,053	$38,094
Total	$2,390	$6,675	$6,976	$22,053	$38,094

Property leases – commenced
The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of September 30, 2021. The minimum lease payments do not include common area maintenance charges or real estate taxes.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those previously disclosed.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
We had cash, cash equivalents and investments of approximately $235.0 million as of September 30, 2021. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates, including recent changes resulting from the impact of the ongoing COVID-19 pandemic. Given the short-term nature of our cash, cash equivalents and investments, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.
We contract with vendors in foreign countries and have a subsidiary in Canada. As such, we have exposure to market risk related to adverse changes in exchange rates of foreign currencies associated with our foreign transactions, including changes resulting from the impact of the ongoing COVID-19 pandemic. We believe this exposure to be immaterial. We do not hedge against this exposure to fluctuations in exchange rates.
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
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2021 and 2020.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2021 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
The information required by Item 701 of Regulation S-K was previously included in Quarterly Report on Form 10-Q filed with the SEC on May 7, 2021.
During the three months ended September 30, 2021, we issued to certain of our employees and advisors, options to purchase an aggregate of 53,950 shares of our common stock at an exercise price ranging from $9.70-$11.15 per share and no restricted stock units. We deemed these issuances to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit.
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

Black Diamond Therapeutics, Inc.

Date: November 8, 2021	By:	/s/ David M. Epstein
David M. Epstein President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: November 8, 2021	By:	/s/ Thomas Leggett
Thomas Leggett Chief Financial Officer (Principal Financial Officer)