Form 10-K
period 2021-12-31
Black Diamond Therapeutics, Inc.
filed 2022-03-17
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $340,487,618 based on a closing price of $12.19 per share as quoted by the Nasdaq Global Select Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2022, the registrant had 36,271,465 shares of common stock, $0.0001 par value per share, outstanding.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders, or the Proxy Statement, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Summary of the Material and Other Risks Associated with Our Business
Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business, including those described in Part II, Item IA. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:
•We are very early in our development efforts and are substantially dependent on our clinical-stage product candidates, BDTX-1535 and BDTX-189. If we are unable to advance BDTX-1535, BDTX-189 or any of our other product candidates through clinical development, obtain regulatory approval and ultimately commercialize BDTX-1535, BDTX-189 or any of our other product candidates, or experience significant delays in doing so, our business will be materially harmed.
•Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our Phase 1 clinical trial for BDTX-1535 or our open-label Phase 1/2 clinical trial for BDTX-189 with the genetic mutations that these product candidates are designed to target.
•Our discovery and preclinical development is focused on the development of precision medicines for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to marketable products.
•Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and expand our MAP drug discovery engine to build a pipeline of product candidates with commercial value.
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
•We are very early in our development efforts. Most of our product candidates are still in early clinical or preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
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
•If we are unable to obtain and maintain patent and other intellectual property protection for BDTX-1535, BDTX-189, our MAP drug discovery engine and our other product candidates and technology, or any other product candidates or technology we may develop, or if the scope of intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize BDTX-1535, BDTX-189, or any other product candidates or technology may be adversely affected.
•We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

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
The material and other risks summarized above should be read together with the text of the full risk factors discussed in the section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full elsewhere in this Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Annual Report include, but are not limited to, statements about:
•the progress, timing and success of preclinical studies and our clinical trials of BDTX-1535 and BDTX-189 and any other product candidates, including the availability, timing and announcement of data and results of such studies and trials;
•the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and Investigational New Drug applications, or IND, and other regulatory submissions;
•the continued development and advancement of our early stage programs, including our BRAF and FGFR programs, and the timing for filing INDs in each program;
•our ability to obtain and maintain regulatory approval for BDTX-1535, BDTX-189 or any of our other current or future product candidates that we may identify or develop;
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
•the effects of competition with respect to BDTX-1535, BDTX-189 or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
•the implementation of our strategic plans for our business, any product candidates we may develop and our MAP drug discovery engine;
•our ability to successfully develop companion diagnostics for use with our current or future product candidates;
•our intellectual property position, including the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering our product candidates and MAP drug discovery engine;
•our ability to obtain additional funding for our operations, when needed, including funding necessary to complete further development and commercialization of our product candidates, if approved, and to further expand our MAP drug discovery engine;
•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•our financial performance and our ability to effectively manage our anticipated growth;
•our estimates regarding the market opportunities for our product candidates;
•our ability to maintain an effective system of internal controls;
•the ultimate impact of the ongoing coronavirus, or COVID-19 pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole; and
•other material risks and uncertainties, including those discussed in Part I, Item 1A, “Risk Factors” in this Annual Report.
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
All of our forward-looking statements are as of the date of this Annual Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Some of these risks and uncertainties may in the future be amplified by the ongoing COVID-19 pandemic, including as a result of the emergence of new variants, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report that modify or impact any of the forward-looking statements contained in this Annual Report will be deemed to modify or supersede such statements in this Annual Report.
This Annual Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Copies of some of the documents referred to herein have been filed as exhibits to this Annual Report.
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
Item 1. Business
We are a precision oncology medicine company pioneering the discovery and development of MasterKey therapies. We target undrugged oncogenic driver mutations in patients with genetically defined cancers. The foundation of our company is built upon a deep understanding of cancer genetics, protein structure and function, and medicinal chemistry. Our proprietary technology platform, which we refer to as our Mutation-Allostery-Pharmacology, or MAP, drug discovery engine, is designed to allow us to analyze population-level genetic sequencing data to discover oncogenic mutations that promote cancer across tumor types. Our goal is to identify families of mutations that can be inhibited with MasterKey therapies thereby providing precision oncology to greater numbers of patients with genetically defined tumors.
We have designed our clinical-stage product candidates, BDTX-1535 and BDTX-189, to potently and selectively inhibit families of oncogenic mutations which occur across a range of tumor types that affect the ErbB-1 epidermal growth factor receptor, or EGFR, and in the case of BDTX-189 also affect the tyrosine-protein kinase ErbB-2, or HER2. We have designed these product candidates to bind to the active site of these mutant kinases and inhibit their function. BDTX-1535 and BDTX-189 are also designed to spare normal, or wild type, EGFR (EGFR WT), which we believe will improve upon the toxicity profiles of current ErbB family inhibitors. We are also leveraging our MAP drug discovery engine to identify other families of non-canonical mutations in validated oncogenes beyond the ErbB family, which has the potential to expand the reach of targeted therapies.
Approved targeted therapies, such as kinase inhibitors, have transformed the treatment of cancers and demonstrated a significant benefit to certain patients by treating active site mutations in a single tumor type. Improved genetic sequencing of cancers has led to the discovery of additional oncogenic genetic alterations. These genetic alterations were previously unaddressed, unsuccessfully targeted or overlooked. Our MAP drug discovery engine is designed to reveal the oncogenic nature of families of undrugged driver mutations and their associated protein conformations. We believe this approach offers a substantial opportunity to expand the number of patients who could benefit from precision oncology medicines.
Our proprietary MAP drug discovery engine is built on three central pillars:
•Mutations—Through comprehensive analysis of population-level genetic sequencing data, we identify oncogenic mutations among hundreds of unique alterations within a single gene. We use our algorithm as a machine-learning tool to predict the oncogenicity of various uncharacterized mutations, thereby isolating oncogenic driver mutations from those mutations that are not believed to cause cancer, and which are referred to as silent and passenger mutations.
•Allostery—We confirm the oncogenicity of the identified mutations through cell and tumor models and reveal how these mutations drive conformational changes in proteins. This enables us to group subsets of mutations into families based upon similar protein structures and shared selectivity profiles.
•Pharmacology—Using these shared characteristics, we seek to develop single small molecule product candidates, each designed to inhibit an entire family of oncogenic mutations.

Our pipeline
Utilizing our proprietary MAP drug discovery engine, we are building a pipeline of orally available, potent and selective small molecule kinase inhibitors that target a range of driver mutations in cancer. An overview of our pipeline of product candidates is shown in the table below.
BDTX-1535: A brain-penetrant inhibitor of EGFR oncogenic mutations, including canonical, intrinsic resistance, and acquired resistance mutations
Glioblastoma (GBM) is a difficult-to-treat, aggressive malignancy of the central nervous system. Standard therapy at diagnosis consists of surgical resection followed by radiation and chemotherapy, but prognosis remains poor with only approximately 25% of newly diagnosed patients surviving two years or longer after diagnosis. Almost 50 percent of glioblastoma tumors express one or more EGFR oncogenic alterations that affect the extracellular region of the receptor tyrosine kinase, consequently promoting oncogenic activation. We believe that current targeted therapies have been unsuccessful in treating glioblastoma due to (i) the concurrent expression of different EGFR oncogenic alterations within individual patients, (ii) insufficient drug potency across different EGFR oncogenic alterations, (iii) paradoxical activation of mutant EGFR commonly found in glioblastoma by earlier generation inhibitors, and iv) low levels of brain penetration. We have shown in preclinical models that the mechanism of activation for these EGFR oncogenic alterations involves the formation of a constitutive dimer that exhibits a conformation which leads to ligand-independent signaling and that is shared by a family of extracellular domain EGFR alterations expressed in glioblastoma.
In non-small cell lung cancer (NSCLC), EGFR inhibitors have demonstrated significant clinical benefit in patients with primary EGFR activating mutations and are the current first-line standard of care. However, over time, almost all patients acquire resistance and relapse. Furthermore, up to half of all NSCLC patients either have central nervous system (CNS) metastases at diagnosis or will develop them while on treatment. The majority of first- and second-generation EGFR inhibitors do not adequately penetrate the CNS, and while third-generation CNS penetrant, EGFR inhibitors such as osimertinib may delay the progression of CNS metastases, there are few options remaining to patients when resistance inevitably arises.
BDTX-1535 is designed as a potent, selective, irreversible and brain-penetrant small molecule inhibitor that targets a family of EGFR oncogenic alterations including those expressed in glioblastoma that promote a constitutive dimer without paradoxical activation. As such, BDTX-1535 has the potential to fill a critical need for a brain-penetrant inhibitor that addresses the limitations of other EGFR directed therapies previously studied in glioblastoma. Additionally, BDTX-1535 inhibits a spectrum of canonical, intrinsic resistance (Exon18, Exon 21, and others), and acquired resistance (C797S associated with resistance to third generation EGFR inhibitors) EGFR mutations found in patients with solid tumors such as NSCLC, including those with brain metastases.
The Investigational New Drug application, or IND, for BDTX-1535 was cleared by the U.S. Food and Drug Administration (FDA) on January 6, 2022, and the Phase 1 clinical trial was initiated in the first quarter of 2022. The Phase 1 dose-escalation portion will enroll patients harboring EGFR oncogenic alterations both in glioblastoma and NSCLC, with or without brain metastases.
BDTX-189: An inhibitor of oncogenic mutations of EGFR and HER2
BDTX-189 is designed as an orally available, irreversible small molecule inhibitor that targets a spectrum of 48 non-canonical and canonical driver mutations of EGFR and HER2 while sparing EGFR WT while also being a potent inhibitor of HER2 wild type (HER2 WT). These mutations are present in solid tumors including NSCLC, breast, gastric, colon, and endometrial cancers. Currently, there are no drugs approved by the FDA that target all of these oncogenic mutations with a single therapy.
BDTX-189 is designed as a highly selective, potent inhibitor that targets this spectrum of oncogenic proteins defined by the non-canonical EGFR and HER2 driver mutations, while also sparing WT EGFR. In preclinical models, BDTX-189 exhibited anti-tumor activity evidenced by potent tumor growth inhibition and tumor regression.
We initiated the MasterKey-01 trial in January of 2020. Clinical data obtained from the MasterKey-01 study to date have demonstrated a favorable tolerability profile for BDTX-189 and early signs of clinical activity in patients whose tumors are driven by MasterKey mutation families, including two confirmed partial responses in heavily pretreated patients who remained on treatment for more than 10 months. The dose-escalation portion of the trial has been completed with the recommended Phase 2 dose, or RP2D, established. Due to the rapid evolution of the treatment landscape in NSCLC harboring either EGFR or HER2 exon 20 insertion mutations, we announced in January 2022 that we would gate the initiation of the Phase 2 portion of the MasterKey-01 study and determine next steps in development based on further clinical data obtained from the safety expansion cohort at the recommended Phase 2 dose.

BDTX-4933: A brain-penetrant inhibitor of oncogenic BRAF Class I, II and III alterations
FDA-approved BRAF inhibitors against V600E (Class I) mutations are not active against non-canonical oncogenic BRAF mutations. Non-canonical oncogenic mutations, including BRAF-fusions, can drive RAS-independent (Class II) or RAS-dependent (Class III) RAF dimers. In addition, the approved BRAF inhibitors can induce unwanted paradoxical activation that limits their breadth of activity and can result in cutaneous toxicity. Furthermore, the expression of BRAF mutations commonly occurs in patients with central nervous system (CNS) tumors or with brain metastasis, but currently approved drugs have poor intrinsic brain penetration. There remains a high unmet clinical need for a broad mutation spectrum and CNS penetrant BRAF inhibitor to treat patients expressing BRAF mutations with a precision medicine therapy.
Our development candidate, BDTX-4933, is designed to be a highly selective, potent and brain-penetrant small molecule inhibitor that targets a family of Class I, II, and III canonical and non-canonical BRAF alterations while avoiding paradoxical activation.
We initiated IND-enabling studies for BDTX-4933 in the first quarter of 2022.
Early-stage programs
We are also progressing our early-stage research programs targeting groups of oncogenic mutations in kinases relevant to cancer and/or rare genetic diseases that we have developed utilizing our MAP drug discovery engine, including our program targeting fibroblast growth factor receptor, or FGFR. We anticipate selection of a development candidate for our FGFR program in 2022.
Our strategy
Our vision is to build a differentiated, global biopharmaceutical company by discovering, developing, and commercializing novel precision medicines for every patient with genetically defined tumors. We are advancing the field of precision medicines through improved understanding of mutant protein conformations to (i) identify novel oncogenic driver mutations and (ii) target families of oncogenic mutations with individual MasterKey therapies. We believe our strategy will enable us to become an industry leader in precision oncology medicine and advance a portfolio of tumor-agnostic product candidates aimed at delivering safe and effective medicines to patients. The critical components of our strategy include:
•Rapidly advance BDTX-1535 through early clinical development to address families of oncogenic alterations in patients with glioblastoma and NSCLC. We believe that BDTX-1535 could offer an improved approach in glioblastoma and NSCLC by virtue of its ability to penetrate the blood brain barrier and potently, selectively and irreversibly inhibit a broad spectrum of EGFR alterations. The Phase 1 clinical trial for BDTX-1535 was initiated in the first quarter of 2022.
•Continue to study BDTX-189 in the Phase 1 safety expansion cohort to inform the next steps in clinical development as a selective MasterKey therapy. We believe BDTX-189 has the potential to treat multiple tumors with one of the many validated oncogenic EGFR and HER2 mutations. Enrollment and dosing are ongoing in the Phase 1 monotherapy safety expansion portion of our MasterKey-01 Phase 1/2 trial in patients with selected solid tumors with genetically defined alterations, including oncogenic mutations in EGFR and HER2. Eligible patients are identified by standard, commercially available NGS panels. BDTX-189 has demonstrated a favorable tolerability profile and early signs of clinical activity in patients whose tumors are driven by oncogenic EGFR and HER2 mutations. We plan to evaluate further data from the safety expansion cohort to determine next steps in the development of BDTX-189.
•Rapidly advance BDTX-4933 into IND-enabling studies. We believe that BDTX-4933 could offer an improved approach to addressing a broad family of Class I, II, and III BRAF oncogenic alterations expressed in patients with or without tumors in the central nervous system. We anticipate initiating IND-enabling studies in 2022.

•Select a development candidate for our FGFR program for clinical development. We believe that the lead molecules in our FGFR program could overcome the limitations of current therapies. Our FGFR molecules are designed as potent and selective MasterKey inhibitors of FGFR2/3 mutations that spare FGFR1 and have activity against gatekeeper mutations. We anticipate selection of a development candidate for our FGFR program in 2022.
•Expand our pipeline of potent and selective MasterKey inhibitors to fully exploit the potential of our proprietary MAP drug discovery engine. We believe that the general principles for mutation-driven conformational change that we have identified for our lead programs can be applied to other oncogenic proteins. We also believe that our MAP drug discovery engine has identified undrugged driver mutations for cancer for which we intend to design and develop highly selective and potent inhibitors to block the activity of these oncogenic proteins. We are advancing several early-stage programs focused on targeting a range of driver mutations, including activating mutations outside of active site.
•Continue to invest in our proprietary MAP drug discovery engine to identify and characterize new mutation families. We plan to continue to innovate our MAP drug discovery engine to enable new insights into canonical and non-canonical mutations and to accelerate our ability to identify other mutational drivers, both in oncology and non-oncology settings. We will continue to enhance our proprietary computational algorithms by leveraging both our extensive in-house expertise in MasterKey mutation families and deep understanding of chemistry, as well as both internally and externally available computational technologies. Through our strategic partnership with OpenEye Scientific we are integrating new molecular dynamic modeling tools to support our drug discovery efforts. By continuing to strengthen and expand our MAP drug discovery engine, we believe we can exploit the growing amount of genetic sequencing data to characterize mutations underlying human disease.
•Selectively evaluate strategic partnerships that may maximize the potential of our pipeline and our proprietary MAP drug discovery engine. Given our potential to generate novel product candidates addressing a wide variety of cancers, we may consider and opportunistically enter into strategic partnerships around certain targets, product candidates and disease areas. These collaborations could advance and accelerate our development programs to maximize their market potential and expand our MAP drug discovery engine capabilities.
Our history and team
We were founded by Dr. David M. Epstein and Dr. Elizabeth Buck in 2014 and, beginning in 2017, together with Versant Ventures started building the MAP drug discovery engine and chemistry discovery engine. We have assembled a team with significant expertise in drug discovery and development with particular strengths in the discovery of small molecule protein kinase inhibitors. David M. Epstein, Ph.D., our President and Chief Executive Officer, was previously Chief Scientific Officer at OSI Pharmaceuticals, Inc. and founder of Archemix Corporation, where he led the advancement of multiple product candidates into the clinic across several therapeutic areas. Elizabeth Buck, Ph.D., our Chief Scientific Officer, previously led preclinical pharmacology and oncology translational research at OSI Pharmaceuticals, Inc. Brent Hatzis-Schoch, our Chief Operating Officer and General Counsel, was previously General Counsel at Radius Health, Inc. Fang Ni, Pharm.D., our Chief Business Officer and Interim Chief Financial Officer, previously served as Principal and was a member of the investment team at Versant Ventures. Karsten Witt, M.D., our Interim Chief Medical Officer, previously led clinical development at Array Biopharma Inc. and OSI Pharmaceuticals, Inc. Dr. Witt has been involved in eight regulatory approvals, four of which are related to Tarceva (erlotinib), an approved kinase inhibitor for the treatment of certain lung and pancreatic cancers. Elizabeth Montgomery, our Chief People Officer, previously served as Chief People Officer at ClearView Healthcare Partners.

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
These targeted therapies have transformed the treatment of some cancers by providing substantial clinical benefit and have emerged as an important part of standard of care for cancer patients. Worldwide sales of kinase inhibitors, one class of targeted therapies, exceeded $35 billion in 2019. Furthermore, patients with tumors driven by oncogene addiction typically show rapid and measurable tumor shrinkage when exposed to drugs targeting the relevant alteration. Such clinical responses can be dramatic enough in many cases to support expedited regulatory approval of these targeted therapies. Yet, a recent analysis found that less than fifteen percent of patients with metastatic cancer have tumors with genetic profiles that could make them eligible for treatment with an approved precision oncology medicine.
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
Limitations of current targeted therapies
Current targeted therapies provide clinical benefit to patients expressing ATP-site mutations but not to patients expressing other mutations. Numerous other mutations beyond the active site mutations are known to the oncology clinical and research community, but those other mutations are often not currently targeted by approved inhibitors. For example, while EGFR-targeted therapies, including erlotinib and osimertinib, have proven to be effective in patients with ATP-site mutations, limited response to these inhibitors has been observed when treating patients with cancers expressing other types of oncogenic EGFR driver mutations, including those expressed outside of the ATP site, such as EGFR exon 20 insertions and extracellular domain mutations such as EGFRvIII. There remains a significant unmet medical need for new drugs that can extend precision medicines to patients expressing non-ATP site or non-canonical mutations. The figure below depicts the oncogenic EGFR mutations, shown in magenta. These include the ATP-site mutations, EGFR exon 19 deletions and L858R (left panel), as well as an additional spectrum of mutations occurring outside of the ATP site, including EGFRvIII (middle panel) and EGFR exon 20 insertions (right panel).

Emergence of genetic sequencing as standard of care in treating cancer
The cancer treatment landscape is rapidly evolving, and there is now widespread recognition that cancer is a disease of genetics, as much as it is a disease defined by histology or anatomical location. This shift has been driven by the increased use of genetic sequencing coupled with the availability of approved targeted therapies. The FDA has approved Foundation Medicine’s comprehensive genetic profiling test FoundationOne CDx and the Centers for Medicare & Medicaid Services announced coverage of next generation genetic sequencing tests, which we believe will further drive the use of genetic testing. A 2019 study demonstrated that 75 percent of oncologists in the United States employ genetic sequencing. As technological advancements in genetic sequencing improve and an increasing number of targeted therapies are developed, we believe that physicians will require molecular information about their patients’ cancers to determine the optimal course of treatment. Not only have advances in genetic sequencing changed the standard of care for oncology patients, but they are also leading to transformations in the discovery and development of oncology drugs.
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
The Black Diamond Therapeutics approach
At Black Diamond Therapeutics, our goal is to bring precision oncology medicine to patients with genetically defined cancers who have limited treatment options. Our drug development efforts leverage our novel findings that:
•mutations throughout a gene can drive oncogenic activation and change the drug selectivity profile of their active sites;
•these oncogenic mutations can be grouped into families because they drive similar protein structural changes, and exhibit a shared selectivity profile; and
•a family of oncogenic proteins can therefore be inhibited by a single molecule that targets the active site regardless of where it appears on the receptor.

We believe we can address certain key limitations of current generation precision medicine therapies in oncology by applying our MAP drug discovery engine to identify and target novel classes of oncogenic mutations. We believe this enables us to design and develop potential therapies for patients for whom there are currently no targeted treatment options.
Our MAP drug discovery engine
Our MAP drug discovery engine is built on three central pillars: Mutation—Allostery—Pharmacology.
Mutation—identify mutations and rank for potential oncogenicity
Our discovery process begins by identifying oncogenic mutations. We use population-level cancer genetic data obtained from all tumor types, to identify potential families of mutations that occur within individual oncogenes.
We have developed unique insights into the specific structural features of a protein that are associated with oncogenic mutations. The algorithm underlying our MAP drug discovery engine scores each mutation for its potential oncogenicity, which we refer to as a MAP score. We use our algorithm as a machine-learning tool to predict the oncogenicity of various uncharacterized mutations, isolating oncogenic driver mutations from the silent and passenger mutations. We map these mutations onto the 3-dimensional structure of a protein to determine which of the many mutations expressed by human tumors occur at sites associated with oncogenicity.
For HER2 and EGFR, we observed that oncogenic mutations are distributed nearly uniformly throughout the sequence of these two genes, revealing many mutations occurring outside of the ATP site, which have not been targeted by drugs.
For example, applying our algorithm to all currently known mutations in HER2 alone reveals a subset of mutations with high MAP scores, which we believe is a predictor of oncogenicity. For the ErbB family, we observed 3,868 unique mis-sense mutations (935 mutations in EGFR, 670 mutations in HER2, 794 mutations in HER3 and 1,469 mutations in HER4). These mutations are distributed throughout the target sequence. As illustrated in the figure below, we observed 670 unique mutations expressed in HER2, detected within a combined human tumor data set of approximately 70,000 cases (GENIE 5.0 and TCGA data sets). Through this analysis, we re-identified or confirmed the known HER2 oncogenic mutations, which are the mutations that we targeted with our BDTX-189 product candidate. We also identified an additional subset of mutations with high MAP scores, and we are currently validating these putative oncogenic mutations experimentally. Our goal is to expand our targeted mutation family to potentially include this additional group of non-canonical mutations.

Our genetic sequencing analysis has identified a family of 48 non-canonical mutations in both the extracellular and kinase domains of EGFR and HER2. The figure below is a compilation of the non-canonical EGFR and HER2 oncogenic mutations that we are targeting in both of our ErbB programs. Each dot represents a unique non-canonical EGFR and HER2 oncogenic mutation found in individual tumors, while the height of each dot represents the frequency at which such mutation was found. The sites of two mutations defined as canonical mutations are indicated. The frequency for EGFR oncogenic mutations expressed in glioblastoma was calculated as relative frequency within glioblastoma. The frequency for all other EGFR and HER2 mutations was calculated relative to all solid tumors (approximately 70,000 tumors within project GENIE 5.0 / TCGA dataset). Specifically, the figure shows the prevalence of various types of alterations of EGFR expressed in glioblastoma (EGFRvIII, EGFRvII, EGFRvVI, three mutations affecting EGFR-A289 and two mutations affecting EGFR-G598) and various types of EGFR and HER2 alterations expressed across solid tumors (two mutations affecting HER2-S310, HER2-R678Q, six unique mutations affecting HER2-L755, four unique mutations affecting HER2-V777, HER2-V842I, 46 unique mutations that are deletions within exon 19, and 28 unique mutations that are insertions within exon 20 and EGFR-L858R).
We selected 43 additional HER2 mutations to experimentally test for oncogenicity using the BaF3 transformation assay. Thirty-three of the 43 mutations tested had high MAP scores and were therefore predicted to have oncogenic behavior, while ten of the 43 mutations had low MAP scores and were therefore not predicted to be oncogenic. In this screen, we also tested HER2 WT and three HER2 mutations that we had already observed to have oncogenic behavior. HER2 WT was unable to transform BaF3 cells to IL-3 independent proliferation, while all three validated HER2 oncogenic mutations (HER2-V842I, L755S and S310F) successfully transformed cells, as evidenced by greater than three-fold proliferation over a seven-day period. Of the 33 mutations with high MAP scores that were predicted to be oncogenic, 15 were transformative. In contrast, among the group of mutations with low MAP scores that were not predicted to have oncogenic behavior, only two transformed BaF3 cells to proliferate greater than three-fold over seven days. We found newly characterized mutations to be sensitive to BDTX-189, as evidenced below with potent inhibition of proliferation against cells transformed by the HER2-R103Q mutation.

Allostery—understanding the mechanism for oncogenic activation
We evaluate the oncogenicity of these mutations occurring outside of the ATP site and use our preclinical models to reveal how they drive protein conformation change to promote oncogenicity. We then use these models to determine whether drug sensitivity profile, or pharmacology, of the ATP site is altered. We use this information to group into oncogene families that share a similar ATP site pharmacology.
In the ErbB space, the drug selectivity patterns of mutant EGFR and HER2 kinases provide evidence of unique conformational states driven by mutation. As illustrated in the figure below, dimerization is required for receptor activation, an important step in oncogenic signaling. In EGFR WT, the binding of a ligand to the extracellular domain promotes an active dimer conformation. In the case of EGFR WT, this is a transient dimer conformation. We have discovered that a family of EGFR and HER2 mutations activate these kinases and promote oncogenicity by stabilizing the kinase in a unique constitutive dimer conformation. Importantly, the constitutive dimer conformation results in a change in selectivity for drugs which bind to the ATP site, potentially reducing the effectiveness of currently approved targeted therapies, such as erlotinib.

INACTIVE
ACTIVE
Monomers
Transient Dimer
EGFR WT
Monomers
Constitutive Dimer
Oncogenic
Mutant ErbB

The protein conformation for the active form of mutant ErbB receptors is unique from the conformation of EGFR WT. EGFR WT is inactive in its monomeric form and activated upon the binding of an EGF ligand (shown in dark purple) to the extracellular domain, forming an active transient dimer conformation. Oncogenic ErbB mutations (highlighted in magenta in this example) can promote a constitutive dimer conformation which has high activity and is oncogenic.
Pharmacology—develop mutation spectrum-selective drugs to our targets
We apply molecular dynamics to simulate the conformational state for any given mutation, and in this manner deliver design ready conformations for drug discovery. Our team of experienced medicinal and computational chemists seek to leverage these conformations to design and identify small molecules that bind to the active site and inhibit the target only when it is in the unique conformation promoted by the non-canonical oncogenic mutations we identified. Combining a multidimensional medicinal chemistry lead identification and optimization strategy with our proprietary know-how in drug design, we aim to identify small molecules with bespoke selectivity against the entire desired spectrum of mutations as a family, while at the same time sparing inhibition of the wild type form of the protein or other unwanted targets.
For the development of BDTX-189, our ErbB product candidate that is currently in clinical development, we utilized these cell and tumor models as biological screens that recapitulate the tumor biology for these mutations. BDTX-189 binds to the ATP-site to inhibit the constitutive dimer in a family of EGFR and HER2 mutations, while at the same time sparing inhibition of the normal EGFR WT. We have validated the activity for BDTX-189 against the most commonly occurring mutations representing each of these types of mutations (HER2-S310F, HER2-R678Q, HER2-

L755S, HER2-V777L, HER2-V842I, the EGFR Exon 20 insertions EGFR-ASV/SVD/NPH/FQEA, the HER2 Exon 20 insertions HER2-YVMA/GSP, the EGFR Exon 19 deletion EGFR-746-750, and EGFR-L858R).
Our product candidates and development programs
We are leveraging our MAP drug discovery engine to develop a drug pipeline of orally available, potent and spectrum-selective small molecule kinase inhibitors that target genetic drivers in several cancers. We own worldwide commercial rights to all of our product candidates.
BDTX-1535: A brain-penetrant, irreversible inhibitor of EGFR alterations, including those present in glioblastoma and NSCLC
Overview
EGFR is a potent oncogene commonly altered in many cancers, including glioblastoma and NSCLC. EGFR alterations, EGFR mutations in glioblastoma occur primarily in the extracellular domain, while NSCLC mutations more commonly impact the kinase domain.
Almost 50 percent of glioblastoma tumors express one or more EGFR alterations that affect the extracellular region of the receptor kinase and promote oncogenic activation. These include large deletions in the extracellular domain, including the mutants EGFRvIII, EGFRvVI, and EGFRvII. These also include any one of a number of short variants, single amino acid substitutions affecting the extracellular domain, the most common of which are substitutions at position A289. These mutants are constitutively active, exhibit sustained signaling that is resistant to downregulation, and are both transforming and tumorigenic. Their expression has been associated with poor long-term overall survival.
EGFR oncogenic mutations are expressed throughout the target sequence. The figure below shows the most frequent EGFR oncogenic mutations expressed in glioblastoma (EGFRvIII, EGFRvII, EGFRvVI, EGFR-G598 mutations, EGFR-A289 mutations) which was calculated as relative frequency within glioblastoma (Brennan et al Cell 2013). Each dot represents a unique oncogenic mutation found in individual tumors and the height of each dot represents the frequency with which it was found. A given glioblastoma patient may co-express multiple different EGFR oncogenic mutations. Therefore, we believe a critical challenge to overcome in drug discovery and clinical development of targeted therapies is to develop precision medicines for glioblastoma that efficiently block the oncogenic activity across all of these various EGFR species.

Tumor frequency (log)
vIII
A289
vVI
vII
G598
vIII
vVI
vII
AA Position 0
200
400
600
Transmembrane region
800
1000
1200
Extracellular region
Intracellular region

We have shown that the mechanism of activation for these EGFR mutants requires formation of a covalent dimer, which is always active, also known as a constitutive dimer. The formatting of these constitutive dimers is essential for oncogenicity. No current generation EGFR-directed therapy has proved effective in treating patients that express these mutations. We believe that current targeted therapies have been unsuccessful in treating glioblastoma due to (i) the concurrent expression of these EGFR oncogenic alterations within individual patients, (ii) insufficient drug potency for EGFR oncogenic alterations, (iii) reversible binding mode leading to paradoxical activation and iv) low levels of brain penetration. The figure below illustrates distinct EGFR oncogenic mutations (EGFRvIII, EGFRvII, EGFRvI, EGFR-A289V) that share the ability to promote constitutively active, ligand independent dimer conformation, which is different from the transient dimer conformation for EGFR WT. For mutants, the region surrounding each mutation site is highlighted in magenta. For EGFR WT, bound EGF ligand is shown in dark purple.

Current reversible EGFR inhibitors, including those proven clinically efficacious in NSCLC, have not demonstrated clinical activity in glioblastoma. We believe this is, in part, due to reversible inhibitors, such as erlotinib, causing paradoxical activation of EGFR alterations. As shown in the figure below, erlotinib demonstrates antiproliferative activity in models harboring an exon 19 deletion mutation common in NSCLC. However, in a glioblastoma model expressing EGFRvIII, erlotinib results in paradoxical activation which increases tumor proliferation at certain dose levels. We believe the irreversible binding profile of BDTX-1535 offers an opportunity to avoid paradoxical activation and inhibit the locked dimers formed by EGFR alterations commonly seen in glioblastoma.
In NSCLC, EGFR inhibitors have demonstrated significant clinical benefit in patients with primary EGFR activating mutations and are the current first-line standard of care. However, over time, almost all patients acquire resistance and relapse. For the third generation EGFR inhibitor osimertinib, acquired resistance can be associated with the acquisition of the EGFR-C797S mutation against which osimertinib is inactive. Additionally, a subset of NSCLC patients at primary diagnosis harbor intrinsic resistance EGFR mutations including complex mutations that are poorly addressed with current therapies. Furthermore, up to half of all NSCLC patients either have central nervous system (CNS) metastases at diagnosis or will develop them while on treatment. The majority of first- and second-generation EGFR inhibitors do not adequately penetrate the CNS, and while third generation, brain-penetrant EGFR inhibitors such as osimertinib may delay the progression of CNS metastases, there are few options remaining to patients when resistance inevitably arises. Thus, treatment for patients who have progressed on current EGFR targeted agents with acquired mutations that drive resistance, including for patients with brain metastases, remains an area of high unmet medical need in NSCLC.
In November 2020, we announced the nomination of BDTX-1535 as a development candidate for the treatment of glioblastoma and NSCLC with or without brain metastases. BDTX-1535 is a potent, selective, irreversible and brain-penetrant small molecule inhibitor designed to address the critical unmet need in glioblastoma and NSCLC driven by EGFR alterations. The pharmacological activity of BDTX-1535 was optimized to inhibit a wide spectrum of EGFR mutations that drive acquired and intrinsic resistance mechanisms, as well as targeting the CNS tumor settings through its potential for high brain exposure.
In cell-based assays, BDTX-1535 achieved potent MasterKey inhibition of all members of the family of oncogenic EGFR variants expressed in glioblastoma and EGFR amplification with selectivity versus normally expressed EGFR WT as well as classical, intrinsic resistance and acquired resistance mutations expressed in NSCLC.

Anti-proliferative activity of BDTX-1535 against BaF3 transformants expressing an exemplary family of EGFR alterations associated with glioblastoma (A) and NSCLC (B) versus EGFR WT expressing H292 cells or EGFR amplified A431 cells.
Left: Oral, single dose of BDTX-1535 resulted in sustained inhibition of EGFR autophosphorylation in subcutaneous monoclonal Ba/F3 tumors expressing EGFRvIII. Right: Oral, once daily administration of BDTX-1535 showed increased survival in mice bearing intracranial PDX tumors expressing EGFRvIII and amplified EGFR
Additionally, BDTX-1535 achieved complete and sustained inhibition (>24 hours) of the phosphorylated state of EGFR in a mouse model expressing the common glioblastoma mutation, EGFRvIII, consistent with its irreversible binding mechanism demonstrated in vitro to EGFR WT. Furthermore, BDTX-1535 demonstrated tumor growth inhibition in a mouse model bearing intracranial GBM6 PDX expressing EGFRvIII and EGFR amplification, supporting its ability to penetrate the blood-brain barrier. BDTX-1535 also achieved sustained inhibition (>24 hours) of the phosphorylated state of EGFR in cells harboring the NSCLC acquired resistance mutation, C797S, as well as tumor growth inhibition in a mouse model bearing PDX tumors expressing C797S. This indicated that BDTX-1535 retains its ability to irreversibly bind to the serine 797 mutant residue that can be acquired after treatment with third generation EGFR tyrosine kinase inhibitors used in the first line setting.

Left: Inhibition of the phosphorylated state of EGFR in cells harboring the NSCLC Exon19 deletion and the acquired resistance mutation, C797S, after washout. Right: Mean tumor volume in mice expressing subcutaneous Ba/F3 allograft expressing Exon19del + C797S. Mice were treated orally with 40mg/kg of BDTX-1535 and 25mg/kg of osimertinib.
Furthermore, in mouse models, BDTX-1535 achieved tumor growth inhibition and regression in multiple subcutaneous mouse models bearing PDX and allograft tumors representing a spectrum of EGFR alterations. These models were selected to cover the EGFR alterations commonly found in patients with glioblastoma as well as classical, intrinsic resistance, and acquired resistance mutations found in NSCLC patients.
% Regression in subcutaneous mouse models bearing PDX and allograft tumors expressing EGFR alterations commonly found in patients with glioblastoma as well as classical, intrinsic resistance, and acquired resistance mutations found in NSCLC patients.

Clinical development
The IND for BDTX-1535 was cleared by the U.S. Food and Drug Administration (FDA) on January 6, 2022, and the Phase 1 clinical trial was initiated in the first quarter of 2022. The Phase 1 trial is an open-label, multicenter study designed to assess the safety, tolerability, pharmacokinetics and preliminary antitumor activity of BDTX-1535 in patients with glioblastoma and NSCLC harboring EGFR MasterKey alterations.
Our Phase 1 trial is an open-label, multicenter study designed to assess the safety, tolerability, pharmacokinetics and preliminary antitumor activity of BDTX-1535 in patients with either recurrent glioblastoma expressing EGFR alterations and patients with advanced/metastatic NSCLC harboring sensitizing EGFR mutations, with or without brain metastases who have progressed on an approved EGFR inhibitor. Eligible NSCLC patients must have either an intrinsic resistance EGFR mutation in exon 18-21 or an acquired C797S mutation following 1st line therapy with a 3rd-generation EGFR inhibitor. Once a provisional RP2D has been established, BDTX-1535 monotherapy will be explored in disease specific dose expansion cohorts to further evaluate safety, PK, and preliminary assessment of efficacy. The disease specific dose expansion includes: patients with recurrent glioblastoma with EGFR alterations, patients with locally advanced/metastatic NSCLC with an acquired resistance EGFR mutation (e.g., C797S) with and without brain metastases, and patients with locally advanced/metastatic NSCLC with oncogenic EGFR intrinsic resistance mutations (e.g., G719X) with and without brain metastases.
Our regulatory strategy includes pursuing a registration path for patients with recurrent glioblastoma in parallel with NSCLC patients with either intrinsic resistance mutations or acquired resistance mutations.
We expect to provide an update on the clinical data obtained from the Phase 1 trial in the second half of 2023.
BDTX-189: An inhibitor of oncogenic driver mutations of EGFR and HER2
Overview
Mutations in EGFR and HER2, both of the ErbB family, are found in one to two percent of a large variety of solid tumors but are overexpressed in tumors such as advanced NSCLC, invasive breast, bladder and endometrial cancer, where incidence ranges from two to seven percent. Currently available EGFR and HER2 tyrosine kinase inhibitors or monoclonal antibodies have limited or no anti-tumor activity against these genetic alterations due to insufficient potency or lack of selectivity, which results in toxicity before adequate exposures can be achieved. There remains a significant unmet medical need for new drugs that can extend targeted therapies to patients expressing non-canonical mutations outside of the ATP site.

BDTX-189 is designed as an orally available irreversible, small molecule inhibitor that targets undrugged oncogenic driver mutations in HER2 and EGFR. These include extracellular domain mutations of HER2, as well as EGFR and HER2 kinase domain exon 20 insertions, and additional activating oncogenic driver mutations. Currently, there are no FDA approved drugs that target all of these mutations with a single small molecule therapy.
We are currently enrolling patients in the Phase 1 monotherapy safety expansion portion of the trial at the RP2D in patients with selected tumor types with EGFR or HER2 mutations, including exon 20 insertions.
The figure below shows the selectivity pattern for BDTX-189 for non-canonical oncogenic mutations and additional oncogenic drivers of EGFR and HER2 (with wild type for reference), each as determined by measuring 50 percent inhibition, or IC50, values.
In cell-based assays, BDTX-189 achieved potent inhibition of each of the 48 oncogenic ErbB mutant variants tested with an average selectivity versus EGFR WT of greater than 50-fold, including the family of EGFR and HER2 exon 20 insertion mutations.
BDTX-189 has demonstrated in vitro activity against the canonical activating EGFR mutations (exon 19 deletion and L858R mutation), as well as potent HER2 WT activity, or HER2-positive.
A favorable therapeutic window over EGFR WT was a key design objective in the ErbB program. BDTX-189 achieved high selectivity for cells expressing the targeted oncogenic EGFR and HER2 mutants and the compound spares cells expressing EGFR WT (A431 and H292).
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

In preclinical animal models, BDTX-189 was observed to have high potency and fast irreversible inactivation of the desired mutations. BDTX-189 displayed a favorable pharmacokinetic profile with fast absorption, good exposure and subsequent swift elimination, together with rapid irreversible target inhibition. BDTX-189 was observed to be well suited to engage and inactivate the EGFR and HER2 mutants in vivo. In acute dose pharmacokinetic/pharmacodynamic, or PK/PD, studies, oral administration of BDTX-189 to athymic nude mice bearing a range of EGFR and HER2 mutations resulted in potent and sustained suppression of target phosphorylation for at least 24 hours following dosing.
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
Clinical development
We submitted our IND for BDTX-189 in November 2019, which was allowed by the FDA on December 13, 2019. Enrollment and dosing of patients in the Phase 1 dose-escalation portion of our MasterKey-01 trial has been completed with the recommended Phase 2 dose, or RP2D, established to be 800 mg once daily with a meal (non-fasting) which also was endorsed by the FDA. The Phase 1 safety expansion cohort is currently enrolling at the RP2D to further evaluate the safety, PK and preliminary efficacy in patients with selected tumor types and genomic alterations to inform the future development of the program.

Our Phase 1 portion was designed to allow for greater flexibility and precision to determine the appropriate dose and schedule for further clinical evaluation. The Phase 1 trial was a two-step process where step one was a single-patient cohort, accelerated dose-escalation process until grade 2 drug-related adverse events were observed or until the 400 mg once daily dose level was opened for enrollment. Step 2 was designed to provide the flexibility to enroll three or more patients in dose-escalating cohorts. The study initially evaluated once daily dosing in fasted state, but also evaluated a twice daily dosing schedule. In the Phase 1 dose-escalation portion, 59 patients were enrolled in the once daily dose schedule with advanced or metastatic solid tumors for whom no standard therapy was available or for whom standard therapy was considered unsuitable or intolerable, as determined by the investigator. The patients were heavily pretreated with multiple different solid tumors expressing multiple EGFR or HER2 genomic alterations. This includes 31 patients treated at 800 mg, with 18 patients administered BDTX-189 under fasting conditions and 13 patients administered BDTX-189 once daily with a meal which was determined to be the RP2D and schedule. The dose of 800 mg once daily either fasting or non-fasting was well tolerated with no dose-limiting toxicities reported and a low rate of typical EGFR wild type skin disorders. The pharmacokinetics of BDTX-189 showed dose-dependent increases in exposures up to and including 800 mg. There was also evidence of early signs of clinical antitumor activity including two confirmed partial responses in patients who remained on treatment for more than 10 months. We are currently enrolling the safety expansion cohort at the RP2D to inform the future development of the program.
Our regulatory strategy includes periodic dialogue with the FDA regarding the study design, patient population, study endpoint and companion diagnostic strategy for the BDTX-189 development program. For example, in March 2021, we met with the FDA to discuss the registrational potential and design of the then planned Phase 2 portion of the trial. At the meeting with the FDA, the FDA notified us that, because the Phase 2 portion of the trial would be potentially registrational and support a new drug application, we could only enroll up to 50 patients in Phase 2 before results of routine three-month good laboratory practice, or GLP, toxicology studies have been submitted and accepted by the FDA. This partial clinical hold on Phase 2 enrollment was not based on any safety findings from the MasterKey-01 trial and has no impact on completion of our Phase 1 study (including the currently enrolling safety expansion cohort). We have completed the three-month GLP toxicology studies and submitted the reports to the FDA who accepted the findings and lifted the partial clinical hold in January 2022.
In July 2020, the FDA granted Fast Track designation to BDTX-189 for the treatment of adult patients with solid tumors harboring an oncogenic HER2 mutation or an EGFR or HER2 Exon 20 insertion mutation who have progressed following prior treatment and who have no satisfactory treatment options. We may also seek Breakthrough Therapy designation by the FDA.

BDTX-4933: A brain-penetrant, small molecule inhibitor of BRAF class I, II and III alterations
Oncogenic alterations affecting BRAF include the V600E mutation (Class I) active site mutation together with families of non-canonical BRAF mutations (Class II and Class III) that are active as dimers. While the V600E Class I mutation has been successfully targeted in melanoma, there are currently no approved therapies that target the full spectrum of Class II and Class III mutations that are expressed in melanoma and a range of other solid tumors. Additionally, expression of all classes of BRAF mutations commonly occurs in patients with CNS tumors or with brain metastasis, which currently remain unaddressed by approved drugs due to their poor brain penetration. Approved BRAF inhibitors can lead to unwanted paradoxical activation, which may lead to poor efficacy and secondary malignancies.
Classification of BRAF mutations. Class I, V600, signals as a monomer in an RAS-independent manner and constitutively activates the mitogen activated protein kinase (MAPK) signaling pathway. Class II and III BRAF mutations signal as dimers in an RAS-independent, and -dependent, respectively, and currently there are no approved therapies for these BRAF dimer mutations. FDA approved BRAF V600E- selective inhibitors are inactive against BRAF dimers, Class II and Class III.

Our BRAF development candidate, BDTX-4933, is designed as a brain-penetrant, small molecule MasterKey inhibitor of oncogenic BRAF Class I, II and III alterations expressed by human cancers, while avoiding paradoxical activation. We believe that BDTX-4933 could offer an improved approach for treating melanoma, NSCLC and other solid tumors expressing Class I mutations with brain metastases as well as cancers expressing Class I, II and III alterations, including CNS diseases such as gliomas.
In cell-based assays, BDTX-4933 demonstrated potent inhibition of a wide spectrum of BRAF alterations including fusions and exhibited dose-dependent inhibition of cell proliferation. In preclinical BRAF-driven tumor models expressing Class I, II and III mutations, daily dosing of BDTX-4933 demonstrated dose-dependent tumor growth inhibition, tumor regression and survival, consistent with potent on-target and on-pathway inhibition. BDTX-4933 also demonstrated robust brain penetration properties and activity in intracranial mouse tumor models expressing the Class I V600E mutation.
MasterKey property of BDTX-4933 inhibitor: BDTX-4933 inhibitor demonstrates robust anti-tumor activity and regression across preclinical tumor models representing all 3 classes of BRAF mutations.
BDTX-4933 inhibitor exhibits CNS exposure and anti-tumor activity in intracranial BRAF mutant mouse model. (Left) Representative images of bioluminescence (BLI) of BRAF V600E cancer cells labeled with luciferase reporter in animals. The BLI from the tumor is increased in vehicle treated animals after 15 days of dosing. Meanwhile, BDTX-4933 inhibitor treated animals show very low or no BLI. (Right) Survival rate of tumor bearing mice. BDTX-4933 inhibitor treated animals show significant extended survival compared to vehicle.
We anticipate initiating IND-enabling studies for the BDTX-4933 program in 2022.

Early-stage programs
We are applying our MAP drug discovery engine to the analysis of the mutation landscape of more than 300 genes, including 92 kinases within Foundation Medicine’s FoundationOne CDx test panel. We are advancing several early programs focused on targeting a range of driver mutations, including activating mutations. We believe these general principles also apply to targets associated with diseases outside of oncology, and we are currently evaluating additional groups of targets for drug discovery. As part of our ongoing efforts to leverage our know-how regarding mutations in the ErbB family, we continue to investigate novel potent and selective compounds directed against this family of targets.
FGFR program
Oncogenic mutations affecting FGFR2 and FGFR3 (including short variant point mutations and fusions) are expressed across a range of cancers such as bladder and cholangiocarcinoma. While these mutations have been targeted by three first generation pan-FGFR inhibitors (erdafitinib, pemigatinib and infigratinib), clinical success has been hindered by dose limiting toxicities related to on-target inhibition of FGFR1, which causes hyperphosphatemia and the need for significant dose interruptions and dose reductions, and even discontinuation. Furthermore, current FGFR inhibitors are limited by acquired resistance due to mutation of gatekeeper positions in FGFR2/3, which are residues that modulate access to the ATP-binding site. These limitations limit the efficacy of current generation FGFR targeted therapies.
Our FGFR program leverages our MAP drug discovery engine to (i) define the full spectrum of FGFR2/3 oncogenic mutations; (ii) classify mutations according to unifying conformational changes; and (iii) design small molecule inhibitors that are active against the full spectrum of oncogenic FGFR2/3 mutations, exhibit improved resistance profile versus the clinically relevant gatekeeper mutations and achieve selectivity versus FGFR1. We believe that our MAP drug discovery engine drug discovery platform is differentiated by its capability to identify development candidates that are selective versus FGFR1.
BDTX FGFR program compounds are MasterKey inhibitors of oncogenic FGFR2/3 mutations with selectivity versus FGFR1 and activity against gatekeeper mutations. Tumor regression in mouse models has been observed. We anticipate selection of a development candidate for the BDTX FGFR program in 2022.
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
There are currently compounds approved and in-development which target the EGFR pathway and against which we expect BDTX-1535 to compete:
•In patients with EGFR acquired resistance: combination of amivantamab, or Rybrevant, and lazertinib, the former of which is marketed by and the latter of which is being developed by Janssen Biotech, Inc.; patritumab deruxtecan, which is being developed by Daiichi Sankyo Co.; BLU-701 and BLU-945, which are under development by BluePrint Medicines Corporation; and BBT-176, which is being developed by Bridge Biotherapeutics, Inc.

•In patients with EGFR intrinsic resistance: afatinib, or GILOTRIF, which is marketed by Boehringer Ingelheim and approved as first-line treatment of NSCLC patients with exon 18 mutations; osimertinib, or TAGRISSO, which is marketed by AstraZeneca plc and is being prescribed off-label for NSCLC patients with exon 18 mutations; and neratinib, which is marketed by Puma Biotechnology, Inc.
•In patients with EGFR alterations present in glioblastoma: ERAS-801, which is under development by Erasca, Inc.; WSD-0922-FU, which is under development by Wayshine Biopharm International Ltd.; CM93, which is under development by Crimson Biopharm Inc.; RO7428731, which is under development by Hoffman Roche; TAS2940, which is under development by Taiho Oncology, Inc.; and epitinib, which is under development by Hutchison MediPharma Ltd.
There are currently compounds approved and in development which target the EGFR/HER2 pathway and against which we expect BDTX-189 to compete:
•In the EGFR exon 20 insertion NSCLC patient population: amivantamab, which is under development by Janssen Research & Development, LLC and has been granted accelerated approval by the FDA; mobocertinib (TAK-788), which is under development by Takeda Pharmaceutical Company Ltd and has been granted accelerated approval by the FDA; CLN-081, which is under development by Cullinan Oncology, Inc. and has been granted Breakthrough Therapy Designation by the FDA; DZD9008, which is under development by Dizal Pharmaceutical Co., Ltd. and has been granted Breakthrough Therapy Designation by the FDA; ORIC-114 (formerly VRN-07), which is under development by ORIC Pharmaceuticals, Inc.; and BLU-451, which is under development by BluePrint Medicines Corporation.
•In the HER2 exon 20 insertion NSCLC patient population: trastuzumab deruxtecan, which is marketed by Daiichi Sankyo Company, Ltd. and AstraZeneca plc under the trade name Enhertu and is currently approved for HER2+ breast and gastric cancers; poziotinib, which is under development by Spectrum Pharmaceuticals, Inc.; and pyrotinib, which is under development by Jiangsu Hengrui Pharmaceuticals Company Ltd.
•In the allo-HER2 patient population: neratinib, which is marketed by Puma Biotechnology, Inc. under the trade name Nerlynx and is currently approved for HER2+ breast cancer.
In addition, there are other small molecule and precision oncology-focused companies with whom we may eventually compete, including Loxo Oncology, Inc. (acquired by Eli Lilly and Company), SpringWorks Therapeutics, Inc., Centessa Pharmaceuticals plc, Theseus Pharmaceuticals, Inc., Voronoi Inc., Deciphera Pharmaceuticals, Inc., Turning Point Therapeutics, Inc., Mirati Therapeutics, Inc., Relay Therapeutics, Inc. and Kinnate Biopharma Inc.
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
Manufacturing and Supply
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates undergoing preclinical testing, as well as for clinical testing and commercial manufacture if our product candidates receive marketing approval.
All of our product candidates are small molecules and are manufactured via synthetic processes from available starting materials. The chemistry appears amenable to scale up and does not currently require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at third-party contract manufacturing organizations, or CMOs.
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
As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents and any issued patents we may obtain do not guarantee us the right to practice our technology in relation to the commercialization of our products. We also cannot predict the breadth of claims that may be allowed or enforced in any patents we may own or in-license in the future. Any issued patents that we own, or may own or in-license in the future may be challenged, invalidated, circumvented or have the scope of their claims narrowed. For example, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the United States that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us, which is highly unpredictable. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide.
The term of individual patents depends upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent claiming a new drug product may also be eligible for a limited patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. Additionally, the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA. In the future, if our product candidates receive approval by the FDA, we expect to apply for patent term extensions on any issued patents covering those products, depending upon the length of the clinical studies for each product and other factors. There can be no assurance that our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.
As of March 1, 2022, we own 20 U.S. provisional patent applications, four pending U.S. patent applications, and one issued U.S. patent. We also own eight Patent Cooperation Treaty, or PCT, patent applications and 27 foreign patent applications. Any U.S. or foreign patent issuing from these patent applications would be scheduled to expire in 2039 to 2042, excluding any additional term for patent term adjustment or patent term extension, and assuming that conversions are timely made based upon U.S. provisional patent applications, that national phase entries are timely made based upon the pending PCT applications, and the payment of all applicable maintenance or annuity fees.
BDTX-1535
As of March 1, 2022, we own six U.S. provisional patent applications, one U.S. patent application, and one PCT patent application, and 10 foreign patent applications that cover our glioblastoma program, including the composition of matter for BDTX-1535, polymorphs of BDTX-1535, as well as methods of using and making BDTX-1535. Any U.S. or foreign patent issued from these pending applications would be scheduled to expire between 2040 and 2042, assuming that conversions are timely made based upon U.S. provisional patent applications, that national phase entries are timely made based upon the pending PCT applications, excluding any additional term for patent term adjustment or patent term extension.
BDTX-189
As of March 1, 2022, we own three U.S. provisional patent applications, one pending U.S. patent application, one U.S. patent, and three PCT patent applications, and 14 foreign patent applications that cover our tumor agnostic program, including the composition of matter for BDTX-189, polymorphs of BDTX-189, as well as methods of using and making BDTX-189. Any U.S. or foreign patent issued from these pending applications would be scheduled to expire between 2039 and 2042, excluding any additional term for patent term adjustment or patent term extension, and assuming national phase entries are timely made based upon the pending PCT application and payment of all applicable maintenance or annuity fees.
BRAF program
As of March 1, 2022, we own two U.S. provisional patent applications and one PCT patent application that cover our BRAF program, which is directed to the composition of matter for the compounds of the program, analogs thereof, as well as methods of using and making these compounds. Any U.S. or foreign patent issued from these pending applications would be scheduled to expire in 2042, assuming that conversions are timely made based upon U.S. provisional patent applications, that national phase entries are timely made based upon the pending PCT applications, excluding any additional term for patent term adjustment or patent term extension.
FGFR program
As of March 1, 2022, we own two U.S. provisional patent applications and one PCT patent application that cover our FGFR program, which is directed to the composition of matter for the compounds of the program, analogs thereof, as well as methods of using and making these compounds. Any U.S. or foreign patent issued from these pending application would be scheduled to expire in 2042, assuming that conversions are timely made based upon U.S. provisional patent applications, that national phase entries are timely made based upon the pending PCT applications, excluding any additional term for patent term adjustment or patent term extension.
MAP drug discovery engine
As of March 1, 2022, we own one U.S. patent application that covers our MAP drug discovery engine and the use thereof in developing and applying therapeutics. Any U.S. patent issued from this U.S. patent application would be scheduled to expire in 2040, excluding any additional term for patent term adjustment or patent term extension.

Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO are often significantly narrowed by the time they issue, if they issue at all. Any of our pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. Our provisional patent applications may never result in issued patents and are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing the related provisional patent application. If we do not timely file non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional and national stage patent applications relating to our provisional and PCT patent applications, we cannot predict whether any of our future patent applications for BDTX-1535, BDTX-189 or any of our other product candidates or technology will result in the issuance of patents that effectively protect BDTX-1535, BDTX-189 or our other product candidates or technology. If we do not successfully obtain patent protection, or, even if we do obtain patent protection, if the scope of the patent protection we or our potential licensors obtain with respect to BDTX-1535, BDTX-189 or our other product candidates or technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to our Intellectual Property.”
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
Government regulation
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, where we are initially focusing our drug development, the FDA regulates drug products under the U.S. Federal Food, Drug and Cosmetic Act (FD&C Act), its implementing regulations and other laws. Our product candidates are early-stage and none of our product candidates has been approved by the FDA for marketing in the United States. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other legal requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution brought by the FDA and the U.S. Department of Justice or other governmental entities.
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
•payment of user fees for FDA review of the NDA; and
•FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.
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
In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.

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

Other healthcare and privacy laws
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
•The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe, or rebate), directly or indirectly in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, arrangement or recommendation of, any good, facility, item or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute (AKS) or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act (FCA) or federal civil money penalties.
•The federal civil and criminal false claims laws, including the FCA, and civil monetary penalty laws which can be enforced through civil whistleblower or qui tam actions, which imposes civil and criminal penalties against individuals or entities for knowingly presenting or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery.
•The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which prohibits, among other things, knowingly and willfully executing or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of or payment for, healthcare benefits, items or services relating to healthcare benefits, items or services relating to healthcare matters. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

•HIPAA, as further amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose certain requirements, including mandatory contractual terms, on covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their respective business associates and their subcontractors that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of such individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
•The U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians, nurse practitioners, certified nurse anesthetists, physician assistants, clinical nurse specialists, and certified nurse midwives as well as teaching hospitals. Manufacturers are also required to disclose ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers (physician assistants, nurse practitioners clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified-nurse midwives). In addition, many states also require reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.
•Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs.
•Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers.
Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the AKS and FCA, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the EU General Data Protection Regulation (GDPR), which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of EU Member States, such as the UK Bribery Act 2010. Violation of these laws could result in substantial fines and imprisonment.
Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and individual imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.
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
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Further, due to the ongoing COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products.
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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted:
•In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2022 due to the ongoing COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
•On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
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
Some of our manufacturers are located outside of the United States. There is currently significant uncertainty about the future relationship between the U.S. and various other countries, including China, with respect to trade policies, treaties, government regulations and tariffs. Increased tariffs could potentially disrupt our existing supply chains and impose additional costs on our business. Additionally, it is possible further tariffs may be imposed that could affect imports of active pharmaceutical ingredients, or APIs, used in our product candidates, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to such raw materials used in our product candidates. Given the unpredictable regulatory environment in China and the U.S. and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures in the future could occur with a corresponding detrimental impact on our business and financial condition.
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.
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
Government regulation of drugs outside of the United States
To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization or identification of an alternate regulatory pathway, manufacturing, commercial sales and distribution of our products. For instance, in the EU, medicinal products, are subject to extensive pre- and post-market regulation by regulatory authorities at both the EU and national levels.
•Centralized procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opining of the European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, the European Commission issues a single marketing authorization valid across the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
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

Under the above described procedures, before granting the marketing authorization, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting a marketing authorization in the United Kingdom or Great Britain.
In the EU, new products for therapeutic indications that are authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period, if granted, prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed in the EU until the expiration of the market exclusivity period. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained a marketing authorization based on an MAA with a complete, independent data package of pharmaceutical tests, preclinical tests and clinical trials.
The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. In the EU a medicinal product may be designated as orphan medicinal product if it meets the following criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) without the benefits derived from orphan status, it is unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product would be of significant benefit to those affected by that condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no MAA shall be accepted, and no marketing authorization shall be granted for a similar medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Otherwise, orphan medicine marketing exclusivity may be revoked only in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the marketing authorization holder of the authorized orphan product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder of the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
Since January 1, 2021, a separate process for orphan designation has applied in Great Britain. There is now no pre-marketing authorization orphan designation (as there is in the EU) in Great Britain and the application for orphan designation will be reviewed by the MHRA at the time of an MAA for a UK or Great Britain marketing authorization. The criteria for orphan designation are the same as in the EU, save that they apply to Great Britain only (e.g. there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain, as opposed to the EU, and the prevalence of the relevant condition must not be more than 5 in 10,000 in Great Britain). In May 2017, the EU adopted the Regulation (EU) 2017/746 on in vitro diagnostic medical devices, or IVDR, which will become applicable on 26 May 2022 and will repeal Directive 98/79/EC on in vitro diagnostic medical devices. Devices that comply with the requirements of the IVDR will be entitled to bear the CE conformity marking, indicating that the device conforms to the general safety and performance requirements of the IVDR, and, accordingly, can be commercially distributed throughout the EU (in-vitro diagnostic medical devices cannot be marketed in the EU without a CE Mark). The method of assessing conformity varies depending on the class of the product, but normally involves a third-party assessment by a “Notified Body”. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product.
Similar to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.
In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted, which replaced the Clinical Trials Directive 2011/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, meaning no national implementing legislation is required. The transitory provisions of the new Regulation offer sponsors the possibility to choose between the requirements of the previous Directive and the new Regulation if the request for authorization of a clinical trial is submitted in the year after the new Regulation became applicable. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation became applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the Clinical Trials Information Systems, or “CTIS”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by coordinated assessment of the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned), of the review of a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.
The collection and use of personal health data in the EEA, previously governed by the provisions of the Data Protection Directive, is now governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. While the Data Protection Directive did not apply to organizations based outside the EEA, the GDPR has expanded its reach to include any business, regardless of its location, that provides goods or services to residents in the EU. This expansion would incorporate any clinical trial activities in EU Members States. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EEA. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EEA to the United States or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or €20 million, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EEA, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.
Should we utilize third party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.
Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). The United Kingdom formally left the European Union on January 31, 2020. There was an initial transitional period, during which European Union’s rules continued to apply in the United Kingdom, which ended on December 31, 2020. The United Kingdom and European Union have signed a European Union-United Kingdom Trade and Cooperation Agreement, or the TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.
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

As of March 1, 2022, we had 88 full-time employees. 29 of our employees have Ph.D. degrees. The following table shows the number of full-time employees as of March 1, 2022 engaged in either research and development or administrative functions, broken out by location.

Function	US	Canada
Research and development	56	2
Administrative	30	—
Total	86	2
None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Black Diamond is committed to a culture of diversity, equity and inclusion. This commitment is reflected in our corporate goals and underpins our social, cultural, and philanthropic initiatives. We focus on diverse recruiting strategies and work collaboratively with external organizations to attract, retain and develop diverse talent by ensuring we have a culture of inclusivity for all.
In 2021, approximately 63% of our new hires came from underrepresented categories including women and racial or ethnic minorities. As of March 1, 2022, approximately 52% of the Company's workforce, and 47% of our employees in managerial roles, identified as female. As of March 1, 2022, approximately 25% of our workforce, and 21% of our employees in managerial roles, identified as racially or ethnically diverse.
The success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety and wellness. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the ongoing COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having most of our non-laboratory employees work from home, while implementing additional safety measures for employees continuing critical on-site work.
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
Facilities
We lease a facility containing approximately 25,578 square feet of office space for our principal office, which is located at One Main Street, Cambridge, MA 02142. The lease expires on August 31, 2028, subject to an option to extend the lease for five additional years. We also lease approximately 18,120 square feet of office and laboratory space at 430 East 29th Street, New York, New York 10016. The lease expires on June 30, 2032, subject to an option to extend the lease for five additional years.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering (“IPO”), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
Available Information
Our Internet address is www.blackdiamondtherapeutics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors & News” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report or any of our other securities filings unless specifically incorporated herein by reference. We have included our website address in this Annual Report solely as an inactive textual reference. Our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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
Risks related to the development of our product candidates
Risks related to clinical development
We are very early in our development efforts and are substantially dependent on our clinical-stage product candidates, BDTX-1535 and BDTX-189. If we are unable to advance BDTX-1535, BDTX-189 or any of our other product candidates through clinical development, obtain regulatory approval and ultimately commercialize BDTX-1535 or BDTX-189 or any of our other product candidates, or experience significant delays in doing so, our business will be materially harmed.
We are very early in our development efforts. Most of our product candidates are still in preclinical development and have never been tested in human subjects. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of BDTX-1535, BDTX-189 and one or more of our other product candidates. In addition, our drug development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our product candidates. The success of our product candidates will depend on several factors, including the following:
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
•maintaining a continued acceptable safety profile of our products following approval; and
•factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g. the ongoing COVID-19 pandemic).
There is no guarantee that the results obtained in current preclinical studies or our open-label clinical trial of BDTX-1535 or BDTX-189 will be sufficient to obtain regulatory approval or marketing authorization for such product candidates. Negative results in the development of our lead product candidates may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates. For example, although we believe based on our preclinical studies that the conformational change to the active site receptor is similar for all of the genetic mutations we are targeting and therefore the chemical structures of our lead product candidates will suffice to bind adequately to such receptor for all such mutations, this may not prove true in clinical testing for all or any of the targeted mutations. Moreover, anti-tumor activity may be different in each of the different tumor types we plan on evaluating in the clinical trial. Therefore, the tumor response may be low in patients with some cancers compared to others. This may result in discontinuation of development of a product candidate for patients with these tumor types and/or mutations due to insufficient clinical benefit while continuing development for a more limited population of patients more likely to benefit. As a consequence, we may have to negotiate with the FDA to reach agreement on defining the optimal patient population, study design and size in order to obtain regulatory approval, any of which may require significant additional resources and delay the timing of our clinical trials and ultimately the approval, if any, of any of our product candidates.
In addition, because we have limited financial and personnel resources and are placing significant focus on the development of our clinical-stage product candidates, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.
Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our Phase 1 clinical trial for BDTX-1535 or our open-label Phase 1/2 clinical trial for BDTX-189 with the genetic mutations these product candidates are designed to target.
Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are focused on patients with specific genetic mutations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, for both BDTX-1535 and BDTX-189, we cannot be certain how many patients will have each of the genetic mutations that these product candidates are designed to target or that the number of patients enrolled for each mutation will suffice for regulatory approval and inclusion of each such mutation in the approved label. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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
•impacts of the ongoing COVID-19 pandemic on clinical trial site activation;
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

We have limited experience as a company in conducting clinical trials.
We have limited experience as a company in conducting clinical trials. In part because of this limited experience, we cannot be certain that our ongoing preclinical studies will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations, or CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. For BDTX-1535 and BDTX-189, we have entered into master services agreements with CROs to conduct our first-in-human clinical trials. There can be no assurance that we will be able to negotiate and enter into any additional master services agreement with other CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.
Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, potency, purity and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.
Before obtaining regulatory approvals for the commercial sale of our product candidates, including BDTX-1535 and BDTX-189, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.
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

Further, our product candidates could cause undesirable side effects in clinical trials related to on-target toxicity. For example, other EGFR inhibitors have experienced dose limiting toxicities due to rash in patients and, although we have designed our product candidates to be “wild-type” sparing to limit the risk of similar toxicities, clinical results may differ and patients may also experience similar or different toxicities that limit the dose and/or efficacy of our product candidates. If on-target toxicity is observed, or if our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.
We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
We submitted an IND for BDTX-189 in November 2019, which was allowed by the FDA on December 13, 2019. Further, we submitted an IND for BDTX-1535 in December 2021, which was allowed by the FDA on January 6, 2022. However, we may not be able to file INDs for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.
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
Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has required premarket approval for nearly all companion diagnostics for cancer therapies. We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third- party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our related product candidates.
Since the number of patients that we plan to dose in our Phase 1 clinical trial of BDTX-1535 and our Phase 1/2 clinical trial of BDTX-189 is small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.
The number of patients that we plan to dose in our initial clinical trials is small. The preliminary results of clinical trials with smaller sample sizes can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of BDTX-1535 or BDTX-189, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial clinical trials.
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
All of our lead product candidates are in early clinical development or in preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical studies and future clinical trials may not be successful.

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
Additionally, some of the clinical trials we conduct may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our Phase 1 clinical trial of BDTX-1535 and our Phase 1/2 clinical trial of BDTX-189 include an open-label dosing design, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment with a placebo or active control.
We may experience delays in obtaining the FDA’s authorization to initiate clinical trials under future INDs, completing ongoing preclinical studies of our other product candidates, and initiating our planned preclinical studies and clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time, or be completed on schedule, if at all. For example, at a meeting with the FDA in March 2021, the FDA notified us that, because the then planned Phase 2 portion of our ongoing clinical trial of BDTX-189 would be potentially registrational and support a new drug application, we could only enroll up to 50 patients in Phase 2 before results of routine three-month good laboratory practice, or GLP, toxicology studies have been submitted and accepted by the FDA. This partial clinical hold on Phase 2 enrollment was not based on any safety findings from the MasterKey-01 trial and has no impact on completion of our Phase 1 study (including the currently enrolling safety expansion cohort). We have completed the three-month GLP toxicology studies and submitted the reports to the FDA who accepted the findings and lifted the partial clinical hold in January 2022.
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
If we are required or choose to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs.
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
If we experience delays in the completion, or termination, of any preclinical study or clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our preclinical studies or clinical trials may increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If one or more of our product candidates generally prove to be ineffective, unsafe or commercially unviable, our entire pipeline and MAP drug discovery engine could have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.
We may conduct clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We may choose to conduct one or more clinical trials outside the United States, including in Europe. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
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
Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and expand our MAP drug discovery engine to build a pipeline of product candidates with commercial value.
A key element of our strategy is to use and expand our MAP drug discovery engine to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of various cancers. Although our research and development efforts to date have resulted in our discovery and development of BDTX-1535 and BDTX-189, these clinical-stage candidates may not be safe or effective as cancer treatments, and we may not be able to develop any other product candidates. Our MAP drug discovery engine is evolving and may not reach a state at which building a pipeline of product candidates is possible. For example, we may not be successful in identifying additional genetic mutations which are oncogenic and which can be “basketed” into a group that is large enough to present a sufficient commercial opportunity or that is druggable with one chemical compound. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our stock price.
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
Risks related to the ongoing COVID-19 pandemic
Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. The ongoing COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The continued spread of COVID-19 or other global health matters, has impacted and may continue to impact our target patient populations as well as the hospitals and clinical sites in which we conduct any of our clinical trials, which could lead to delays in completing enrollment of our clinical trials. For instance, the COVID-19 outbreak may continue to impair our ability to recruit and retain patients and engage principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography or due to prioritization of hospital resources toward the outbreak and restrictions on travel. Furthermore, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. COVID-19 already has affected and may further negatively affect the operations of third party contract research organizations that we rely upon to carry out our discovery work, clinical trials or the operations of our third party manufacturers, which could result in delays or disruptions in the supply of our product candidates and the conduct of experiments and studies. Any negative impact COVID-19 has to patient enrollment or treatment or the timing and execution of our preclinical studies or clinical trials could cause costly delays to our development programs, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results. COVID-19 has also caused, and may continue to cause for an extended period, volatility in the global financial markets and threatened a slowdown in the global economy, which would reduce our ability to access capital and could negatively affect our liquidity.
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
Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19, new strains of the virus, including the Delta and Omicron variants and any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, or the extent and effectiveness of actions taken in the United States and other countries to contain COVID-19 or treat its impact, including vaccination campaigns and lockdown measures, among others. In addition, recurrences or additional waves of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, service providers, regulators and other third parties with whom we conduct business, were to experience prolonged business shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.
We or third parties upon whom we depend may be adversely affected by natural disasters and/or global health pandemics, and our business, financial condition and results of operations could be adversely affected.
The occurrence of unforeseen or catastrophic events, including extreme weather events and other natural disasters, man-made disasters, or the emergence of epidemics or pandemics, depending on their scale, may cause different degrees of damage to the national and local economies and could cause a disruption in our operations and have a material adverse effect on our financial condition and results of operations. Man-made disasters, pandemics, and other events connected with the regions in which we operate could have similar effects. If a natural disaster, health pandemic, or other event beyond our control occurred that prevented us from using all or a significant portion of our office and/or lab spaces, damaged critical infrastructure, such as our manufacturing facilities or our manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult for us to continue our business for a substantial period of time.
Risks related to manufacturing and supply
Manufacturing our product candidates is complex and we may encounter difficulties in production. We will rely on third parties to manufacture our preclinical and clinical product supplies, and we may rely on third parties to produce and process our product candidates, if approved. If we encounter such difficulties, our ability to provide supply of our product candidates for preclinical studies and clinical trials or for commercial purposes could be delayed or stopped.
The process of manufacturing of our product candidates is complex and highly regulated. We do not currently own any facility that may be used as our clinical scale manufacturing facility and expect to rely on outside vendors to manufacture supplies of our product candidates. We will need to negotiate and maintain contractual arrangements with these outside vendors for the supply of our product candidates and we may not be able to do so on favorable terms. We have not yet caused any product candidates to be manufactured on a commercial scale. Our contract manufacturers may incorporate their own proprietary processes into our product candidate manufacturing processes. We have limited control and oversight of a third party’s contract manufacturer’s proprietary process, and a third party contract manufacturer may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our product candidates.
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
If any contract manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different contract manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original contract manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change contract manufacturers for any reason, we will be required to verify that the new contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new contract manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget.
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

Product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Specifically for BDTX-1535, we expect competition primarily in the EGFR NSCLC and GBM patient populations, including: GILOTRIF and TAGRISSO, which are marketed by Boehringer Ingelheim Pharmaceuticals, Inc. and AstraZeneca, respectively; combination of amivantamab, or Rybrevant, and lazertinib, which is under development for NSCLC and EGFR acquired resistance mutations by Janssen Biotech, Inc.; patritumab deruxtecan, which is being developed by Daiichi Sankyo Co.; BLU-701 and BLU-945, which are under development by BluePrint Medicines Corporation; BBT-176, which is being developed by Bridge Biotherapeutics Inc; neratinib, which is marketed by Puma Biotechnology, Inc. under the trade name Nerlynx, which is currently approved for HER2+ breast cancer, but also under development for NSCLC EGFR intrinsic resistance mutations; ERAS-801, which is under development by Erasca, Inc.; WSD-0922-FU, which is under development by Wayshine Biopharm International Ltd.; CM93, which is under development by Crimson Biopharm Inc.; RO7428731, which is under development by Hoffman Roche; TAS2940, which is under development by Taiho Oncology; and epitinib, which is under development by Hutchison MediPharma Ltd.
Specifically for BDTX-189, we expect competition primarily in the EGFR and HER2 exon 20 insertion NSCLC patient populations, including: mobocertinib (TAK-788), which is marketed by Takeda Pharmaceutical Company Ltd; amivantamab (JNJ-61186372), which is marketed by Janssen Research & Development, LLC; trastuzumab deruxtecan (DS-8201), marketed by Daiichi Sankyo Company Ltd. and AstraZeneca plc under the trade name Enhertu, which is currently approved for HER2+ breast cancer, but under development for HER2 mutant solid tumors; poziotinib, which is under development by Spectrum Pharmaceuticals, Inc; CLN-081 (formerly TAS6417), which is under development by Cullinan Oncology, LLC; and DZD9008, which is under development by Dizal Pharmaceutical Co., Ltd. In addition, there are other small molecule and precision oncology-focused companies with whom we may eventually compete, including Loxo Oncology, Inc. (recently acquired by Eli Lilly and Company), SpringWorks Therapeutics, Inc., Centessa Pharmaceuticals, Theseus Pharmaceuticals, Inc., Voronoi, Deciphera Pharmaceuticals, Inc., Turning Point Therapeutics, Inc., and Mirati Therapeutics, Inc, and Kinnate Biopharma, Inc.
If our drug candidates, including BDTX-1535 and BDTX-189, are approved for the indications for which we are currently planning clinical trials, they will likely compete with the competitor drugs mentioned above and with other drugs that are currently in development. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see “Business—Competition.”
Risks related to our financial position and capital requirements
Risks related to past financial condition
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We are a biotechnology company with a limited operating history. We commenced operations in December 2014, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. Most of our product candidates are still in early clinical or preclinical development. We have not yet demonstrated our ability to successfully conduct or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization.

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
Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates. Our most advanced product candidates, BDTX-1535 and BDTX-189, are currently only in Phase 1 clinical studies. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through private placements of our preferred stock.
We have incurred significant net losses in each period since we commenced operations in December 2014. For the years ended December 31, 2021 and 2020, we reported net losses of $125.6 million and $67.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $243.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Most of our product candidates are in early clinical or preclinical stages of development and will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our most advanced product candidates, BDTX-1535 and BDTX-189, are currently only in Phase 1 clinical studies. Our other product candidates are in various stages of preclinical development. We face significant translational risk as our product candidates in preclinical development advance to the clinical stage, as promising results in preclinical studies may not be replicated in subsequent clinical trials and testing on animals may not accurately predict human experience. Our ability to generate revenue depends on a number of factors, including, but not limited to:
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
We had cash, cash equivalents and investments of $209.8 million as of December 31, 2021. Our net proceeds from our initial public offering were $212.1 million, based the initial public offering price of $19.00 per share, after deducting underwriting discounts and commissions and offering expenses payable by us. We believe that, based upon our current operating plan, our existing capital resources, including net proceeds from our initial public offering will be sufficient to fund our anticipated operations into 2024, including the Phase 1 trial of BDTX-1535 and the Phase 1 safety expansion cohort of the clinical trial of BDTX-189 and IND-enabling studies for our BRAF program, with additional resources for continued development of our MAP drug discovery engine. Our future capital requirements will depend on many factors, including:
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
Risks related to government regulation
We are very early in our development efforts. Most of our product candidates are still in early clinical or preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
We are very early in our development efforts, and most of our product candidates are still in early clinical or preclinical development. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of our product candidates, including the development of our clinical-stage product candidates, BDTX-1535 and BDTX-189. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development, approval and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. The success of our product candidates will depend on several factors, including the following:
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. Our most advanced product candidates, BDTX-1535 and BDTX-189, are currently only in Phase 1 clinical studies. Whether the results from our current and future clinical trials will suffice to obtain approval will be a review issue and the FDA may not grant approval and may require that we conduct one or more controlled, randomized Phase 3 clinical trials to obtain approval. There is limited experience of regulatory authorities outside of the United States with the approval of precision cancer medicines.
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
The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, NDA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, including our Phase 1 clinical trial design for BDTX-1535 and our Phase 1/2 clinical trial design for BDTX-189;
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

Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.
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
To obtain the requisite regulatory approvals to market and sell any of our product candidates, including BDTX-1535, BDTX-189 and any other future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe and effective in humans. Our product candidates may fail to demonstrate efficacy in humans, and particularly across tumor types. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, the EMA or other comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.
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

We may in the future seek orphan drug status for BDTX-1535, BDTX-189 and some of our other future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.
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
We may seek orphan drug designation for BDTX-1535, BDTX-189 and some or all of our other future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these products. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations. For example, the FDA has expressed concerns regarding the regulatory considerations for orphan drug designation as applied to tissue agnostic therapies, and the FDA may interpret the FD&C Act and regulations promulgated thereunder in a way that limits or blocks our ability to obtain orphan drug designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.
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
We may seek Breakthrough Therapy designation for BDTX-1535, BDTX-189 and some or all of our future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for BDTX-1535, BDTX-189 and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive breakthrough therapy designation.
A Fast Track designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.
If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We have been granted Fast Track designation for BDTX-189 for the treatment of adult patients with solid tumors harboring an allosteric human epidermal growth factor receptor 2 (HER2) mutation or an epidermal growth factor receptor (EGFR) or HER2 Exon 20 insertion mutation who have progressed following prior treatment and who have no satisfactory treatment options. We may seek Fast Track designation for other indications or for BDTX-1535 or certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our other proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

Accelerated approval by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We may seek approval of product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.
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
Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with applicable cGMP, GLP and GCP requirements, for any clinical trials that we conduct post-approval. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, on July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition.

Further, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
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

Inadequate funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA or other government agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Since March 2020, when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations and risk management methods to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances a complete response letter or defer action on the application until an inspection can be completed. During the ongoing COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is typically governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU. Payments made to physicians in certain EU Member States must be publicly disclosed.
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
Risks related to our intellectual property
Risks related to protecting our intellectual property
If we are unable to obtain and maintain patent and other intellectual property protection for BDTX-1535, BDTX-189, our MAP drug discovery engine and our other product candidates and technology, or any other product candidates or technology we may develop, or if the scope of intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize BDTX-1535, BDTX-189, or any other product candidates or technology may be adversely affected.
Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our product candidates, including BDTX-1535, BDTX-189, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business, as well as successfully defending these patents against third-party challenges. If we do not adequately protect our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.
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
To protect our proprietary position, we plan to file patent applications in the United States and abroad relating to our product candidates and MAP drug discovery engine that are important to our business; we may in the future also license or purchase patents or patent applications owned by others. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure or maintain patent protection with respect to BDTX-1535, BDTX-189, our MAP drug discovery engine or any other proprietary products and technology we develop, our business, financial condition, results of operations, and prospects would be materially harmed.
The U.S. provisional patent applications, the U.S. patent applications, or the PCT patent applications, and the foreign patent applications currently owned by us may never result in an issued patent. The U.S. provisional patent applications may not be eligible to become an issued patent until, among other things, we convert the U.S. provisional patent applications to one or more non-provisional patent applications within 12 months. If we do not timely convert the U.S. provisional patent applications to any non-provisional application, we may lose our priority date with respect to our U.S. provisional patent applications and any patent protection on the inventions disclosed in such U.S. provisional patent applications. The pending PCT patent application is not eligible to become an issued patent until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in such PCT patent application. While we intend to timely convert the U.S. provisional patent applications to one or more non-provisional patent applications and to timely file a national stage patent application relating to our PCT patent application, we cannot predict whether any of our future patent applications for BDTX-1535, BDTX-189 or any of our other product candidates will result in the issuance of patents that effectively protect BDTX-1535, BDTX-189 or our other product candidates. If we do not successfully obtain patent protection, or, even if we do obtain patent protection, if the scope of the patent protection we or our potential licensors obtain with respect to BDTX-1535, BDTX-189 or our other product candidates and technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection with respect to BDTX-1535, BDTX-189 and our other product candidates would have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In addition to the protection afforded by patents we may own or in-license in the future, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes, including our MAP drug discovery engine that involve proprietary know-how, information, or technology that is not covered by patents. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect and we have limited control over the protection of trade secrets used by our collaborators and suppliers. We cannot be certain that we have or will obtain these agreements in all circumstances and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information.
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
Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. For example, significant elements of our MAP drug discovery engine, including aspects of oncogenicity computational algorithms, in vivo experiments to validate mechanisms and pharmacology, drug design, and related processes, are based on unpatented trade secrets that are not publicly disclosed. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us.
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
Because developing our product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.
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
We may not be able to pursue generic coverage of our product candidates or MAP drug discovery engine outside of the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our product candidates and in jurisdictions where we do not have any issued patents our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. Our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.
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
•a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, including BDTX-1535 or BDTX-189, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;
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
Risks related to our reliance on third parties
We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract manufacturing organizations, or CMOs, and strategic partners to conduct and support our preclinical studies and clinical trials under agreements with us. We have to negotiate budgets and contracts with CROs, trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Business Officer & Interim Chief Financial Officer, Chief Scientific Officer, and Interim Chief Medical Officer. Our Interim Chief Medical Officer, Karsten Witt, M.D., is not our employee and provides services under a consulting agreement. We face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.
We conduct our operations at our facilities in Cambridge, MA, New York, NY, and Stony Brook, NY. The Massachusetts region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.
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
As of December 31, 2021, we had 86 full-time employees. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, and may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of $209,607 and U.S. federal research and development tax credit carryforwards of $5,439, each of which will begin to expire at various dates through 2039 and which could be limited if we experience an “ownership change.”

Beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. Therefore, based on current assumptions, this could potentially increase the effective tax rate and decrease the Company's cash from operations beginning in 2022.
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

Based upon our common stock outstanding as of December 31, 2021, our executive officers, directors, and their affiliates beneficially owned over a majority of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete our initial public offering, or IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
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
We are incurring, and will continue to incur, significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
As a public company, we are facing, and will continue to face, increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 thereof, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements mandate us to carry out activities we have not done previously. In addition, additional expenses associated with SEC reporting requirements are being incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if our auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It is also more expensive to obtain and maintain director and officer liability insurance as a public company. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We believe that the state of global economic conditions are particularly volatile and uncertain, not only in light of the ongoing COVID-19 pandemic and the potential global recession resulting therefrom, but also due to recent and expected shifts in political, legislative and regulatory conditions concerning, among other matters, international trade and taxation, and that an uneven recovery or a renewed global downturn may negatively impact our ability to conduct clinical trials on the scale and timelines anticipated. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business or political environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make obtaining any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget. To the extent that our profitability and strategies are negatively affected by downturns or volatility in general economic conditions, our business and results of operations may be materially adversely affected.
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
In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.
Further, a new California privacy law, the California Privacy Rights Act (CPRA), was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (CDPA) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (CPA), into law. The CDPA and the CPA will both become effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
In addition, many jurisdictions outside of Europe are also considering and/or enacting comprehensive data protection legislation. For example, as of August 2020, the Brazilian General Data Protection Law imposes stringent requirements similar to GDPR with respect to personal information collected from individuals in Brazil.

In China, there have also been recent significant developments concerning privacy and data security. On June 10, 2021, the Standing Committee of the PRC National People’s Congress published the Data Security Law of the People’s Republic of China (the “Data Security Law”), which took effect on September 1, 2021. The Data Security Law requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data.
Also in China, on August 20, 2021, the Standing Committee of the National People’s Congress of the PRC promulgated the Personal Information Protection Law, which took effect on November 1, 2021. The Personal Information Protection Law raises the protection requirements for processing personal information, and many specific requirements of the Personal Information Protection Law remain to be clarified. We may be required to make further significant adjustments to our business practices to comply with the personal information protection laws and regulations in China including the Personal Information Protection Law.
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
Risks related to cybersecurity
We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.
We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our MAP drug discovery engine and product discovery efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.
Some cyber security incidents may be very difficult to prevent. For example, supply chain incidents involving previously unknown vulnerabilities in widely-used software are becoming increasingly common, of which the recent SolarWinds and Log4j incidents are examples. While we are not currently aware of any impact from supply chain vulnerabilities including but not necessarily limited to SolarWinds and Log4j, these are recent events, and the full scope of the attacks are not yet known. Therefore, there is residual risk that we may experience a security breach arising from the SolarWinds, Log4j, and other supply chain vulnerabilities.
Further, while we maintain insurance coverage, we cannot assure that such coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse effects arising out of our privacy and security practices, or that such coverage will continue to be available on acceptable terms or at all. The market for cyber insurance is tightening, and coverage for ransomware, data breaches, and other types of cyberattacks may be reduced or eliminated. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
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
We also lease approximately 18,120 square feet of office and laboratory space at 430 East 29th Street, New York, New York 10016. The lease expires on June 30, 2032, subject to an option to extend the lease for five additional years. We believe that our current facilities are sufficient to meet our current and near term needs.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
Holders of Our Common Stock
As of February 28, 2022, there were approximately 34 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report. You should carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Overview
We are a precision oncology medicine company pioneering the discovery and development of MasterKey therapies. We target undrugged oncogenic driver mutations in patients with genetically defined cancers. The foundation of our company is built upon a deep understanding of cancer genetics, protein structure and function, and medicinal chemistry. Our proprietary technology platform, which we refer to as our Mutation-Allostery-Pharmacology, or MAP, drug discovery engine, is designed to allow us to analyze population-level genetic sequencing data to discover oncogenic mutations that promote cancer across tumor types. Our goal is to identify families of mutations that can be inhibited with MasterKey therapies thereby providing precision oncology to greater numbers of patients with genetically defined tumors.
We have designed our clinical-stage product candidates, BDTX-1535 and BDTX-189, to potently and selectively inhibit families of oncogenic mutations which occur across a range of tumor types that affect the ErbB-1 epidermal growth factor receptor, or EGFR, and in the case of BDTX-189 also affect the tyrosine-protein kinase ErbB-2, or HER2. We have designed these product candidates to bind to the active site of these mutant kinases and inhibit their function. BDTX-1535 and BDTX-189 are also designed to spare normal, or wild type, EGFR (EGFR WT), which we believe will improve upon the toxicity profiles of current ErbB family inhibitors. We are also leveraging our MAP drug discovery engine to identify other families of non-canonical mutations in validated oncogenes beyond the ErbB family, which has the potential to expand the reach of targeted therapies.
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
To date, we have funded our operations with proceeds from the sale of preferred stock and common stock. Since inception we have incurred significant operating losses. Our net losses were $125.6 million and $67.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $243.8 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•continue preclinical studies and initiate or advance clinical trials for BDTX-1535, BDTX-189, our programs and other product candidates;
•continue to develop and expand our proprietary MAP drug discovery engine to identify additional product candidates;
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
As of December 31, 2021, we had cash, cash equivalents and investments of $209.8 million, which we believe will fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
COVID-19 Considerations
The ongoing COVID-19 pandemic has presented and continues to present a substantial public health and economic challenge around the world, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures.
We have been closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business, including how it has and may continue to impact our operations and the operations of our suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by federal, state or local authorities. In addition, we have taken steps to minimize the current environment’s impact on our business and strategy, including devising contingency plans and securing additional resources from third party service providers. For the safety of our employees and families, we have introduced enhanced safety measures for scientists to be present in our labs and increased the use of third party service providers for the conduct of certain experiments and studies for research programs. Certain of our third party service providers have also experienced shutdowns or other business disruptions. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. In particular, our ability to conduct our clinical trials in a timely manner that meets our current projected timelines could be adversely impacted. Potential COVID-19-associated risks include delays in patient recruitment and principal investigator availability, clinical trial site shutdowns or other interruptions and potential limitations on the quality, completeness and interpretability of data we are able to collect. Additionally, our drug product supply chain, early stage research & development programs and activities and other aspects of our business operations could be negatively impacted by the pandemic and COVID-19-related delays or disruptions.
Beyond the impact on our pipeline, the extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, such as the duration of the ongoing COVID-19 pandemic, new strains of the virus, including the Delta and Omicron variants and any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information that may emerge concerning the severity of COVID-19 and the effectiveness of any additional preventative and protective actions taken to contain COVID-19 or treat its impact in the short and long term, among others. While certain measures have been relaxed in certain parts of the world as increasing numbers of people have received COVID-19 vaccines, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic continues to evolve, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus. If we or any of the third parties with whom we engage, however, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operations and financial condition. The estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.
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
Results of operations
Comparison of the years ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$96,829	$48,209	$48,620
General and administrative	30,043	21,361	8,682
Total operating expenses	126,872	69,570	57,302
Loss from operations	(126,872)	(69,570)	(57,302)
Other income (expense):
Interest expense	—	(1)	1
Interest income	3,464	4,041	(577)
Other expense	(2,188)	(1,724)	(464)
Total other income (expense), net	1,276	2,316	(1,040)
Net loss	$(125,596)	$(67,254)	$(58,342)
Research and development
Research and development expenses were $96.8 million for the year ended December 31, 2021, compared to $48.2 million for the year ended December 31, 2020. The following table summarizes our research and development expenses for the year ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
BDTX-189 research and development expenses	$26,158	$16,198	$9,960
BDTX-1535 research and development expenses	6,659	440	6,219
Other research programs and platform development expenses	33,295	16,593	16,702
Personnel expenses	25,017	13,348	11,669
Allocated facility expenses	3,454	720	2,734
Other expenses	2,246	910	1,336
	$96,829	$48,209	$48,620
The increase of $48.6 million was primarily due to an increase of $16.7 million in other research programs and platform development as we increased research activities related to our platform and new programs. In addition, we incurred an additional $10.0 million and $6.2 million for BDTX-189 and BDTX-1535, respectively, for the year ended December 31, 2021, compared to the year ended December 31, 2020. Personnel expenses increased $11.7 million as we have increased our headcount and related personnel expenses. Facility costs increased $2.7 million for the year ended December 31, 2021, compared to the year ended December 31, 2020 due to the signing of a new lease.

General and administrative
General and administrative expenses were $30.0 million for the year ended December 31, 2021, compared to $21.4 million for the year ended December 31, 2020. The increase of $8.7 million was primarily due to an increase in personnel expenses of $6.2 million related to an increase in headcount and external fees of $1.1 million related to legal and other professional fees due to operating as a public company.
Other income (expense)
Other income was $1.3 million for the year ended December 31, 2021, compared to other income of $2.3 million for the year ended December 31, 2020. The decrease was primarily attributable to amortization of premium on investments increasing at a higher rate in 2021 compared to 2020 and interest income staying relatively flat.
Liquidity and capital resources
Sources of liquidity
Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of preferred stock. On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through December 31, 2021, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of December 31, 2021, we had cash, cash equivalents and investments of $209.8 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year ended December 31,
	2021	2020
Cash used in operating activities	$(100,148)	$(52,146)
Cash provided by (used in) investing activities	130,613	(281,691)
Cash provided by financing activities	729	214,944
Net increase (decrease) in cash and cash equivalents	$31,194	$(118,893)
Operating activities
During the year ended December 31, 2021, we used cash in operating activities of $100.1 million, primarily resulting from our net loss of $125.6 million, partially offset by the non-cash charge related to stock compensation expense of $14.0 million, and an increase in prepaid expenses and other current assets.
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

Investing activities
During the year ended December 31, 2021, we had cash provided by investing activities of $130.6 million primarily from the sales and maturities of investments.
During the year ended December 31, 2020, we used cash in investing activities of $281.7 million for the purchase of investments.
Financing activities
During the year ended December 31, 2021, we had cash provided by financing activities of $0.7 million, consisting of proceeds from the exercise of stock options.
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
Funding requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. The timing and amount of our operating expenditures will depend largely on our ability to:
•advance BDTX-1535 and BDTX-189 through clinical trials;
•advance preclinical development of our early stage programs, including BDTX-4933 IND-enabling related activities;
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
As of December 31, 2021, we had cash, cash equivalents and investments of $209.8 million, which we believe will fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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

Item 8. Consolidated Financial Statements and Supplementary Data
BLACK DIAMOND THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Black Diamond Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Black Diamond Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/	PricewaterhouseCoopers LLP

Boston, Massachusetts
March 17, 2022
We have served as the Company’s auditor since 2019.

Black Diamond Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$65,799	$34,605
Investments	143,987	280,462
Prepaid expenses and other current assets	5,917	4,487
Total current assets	215,703	319,554
Property and equipment, net	3,035	385
Restricted cash	1,223	1,223
Right-of-use assets	27,705	8,402
Other non-current assets	16	106
Total assets	$247,682	$329,670
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,107	$2,538
Accrued expenses and other current liabilities	19,535	11,680
Total current liabilities	23,642	14,218
Non-current operating lease liability	28,140	7,694
Total liabilities	51,782	21,912
Commitments and contingencies (Note 12)	—	—
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares and 10,000,000 shares authorized at December 31, 2021 and 2020, respectively; no shares issued or outstanding at December 31, 2021 and 2020	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at December 31, 2021 and 500,000,000 shares authorized at December 31, 2020; 36,234,624 shares issued and outstanding at December 31, 2021 and 36,078,383 shares issued and outstanding at December 31, 2020	5	5
Additional paid-in capital	440,129	425,363
Accumulated other comprehensive (loss) income	(414)	614
Accumulated deficit	(243,820)	(118,224)
Total stockholders' equity	195,900	307,758
Total liabilities and stockholders' equity	$247,682	$329,670

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$96,829	$48,209
General and administrative	30,043	21,361
Total operating expenses	126,872	69,570
Loss from operations	(126,872)	(69,570)
Other income (expense):
Interest expense	—	(1)
Interest income	3,464	4,041
Other expense	(2,188)	(1,724)
Total other income (expense), net	1,276	2,316
Net loss	$(125,596)	$(67,254)
Net loss per share, basic and diluted	$(3.47)	$(2.05)
Weighted average common shares outstanding, basic and diluted	36,189,002	32,907,100

Comprehensive loss:
Net loss	$(125,596)	$(67,254)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments, net	(1,028)	614
Comprehensive loss	$(126,624)	$(66,640)

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(125,596)	$(67,254)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,037	7,765
Depreciation expense	205	52
Amortization of premium on investments	2,186	1,725
Noncash rent expense	2,012	548
Gain on sale of investments	(10)	(24)
Other non-cash items	(5)	—
Loss on disposal of property and equipment	3	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(1,628)	(3,439)
Other non-current assets	90	(47)
Accounts payable	1,569	1,069
Accrued expenses and other current liabilities	8,714	8,026
Non-current operating lease liability	(1,725)	(567)
Net cash used in operating activities	(100,148)	(52,146)

Cash flows from investing activities:
Purchases of equipment	(2,710)	(142)
Proceeds from sales and maturities of investments	182,831	90,928
Purchases of investments	(49,508)	(372,477)
Net cash used in investing activities	130,613	(281,691)

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP	729	1,100
Proceeds from initial public offering, net of issuance costs of $1,275	—	213,844
Net cash provided by financing activities	729	214,944
Net increase (decrease) in cash and cash equivalents	31,194	(118,893)
Cash, cash equivalents and restricted cash, beginning of year	35,828	154,721
Cash, cash equivalents and restricted cash, end of year	$67,022	$35,828

Cash and cash equivalents, end of year	$65,799	$34,605
Restricted cash, end of year	1,223	1,223
Cash, cash equivalents and restricted cash, end of year	$67,022	$35,828

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock into common stock upon closing of initial public offering	$—	$200,573
Right-of-use assets obtained in exchange for operating lease obligation	$21,505	$8,474
Right-of-use asset derecognized upon early lease termination	$476	$—
The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Par Value
BALANCE - December 31, 2019	2,236,672	$1	$3,812	$—	$(50,970)	$(47,157)
Conversion of preferred stock to common stock upon closing of the initial public offering	21,499,770	3	200,570	—	—	200,573
Issuance of common stock, net of issuance costs	12,174,263	1	212,100	—	—	212,101
Reclassification of warrants to additional paid-in capital	—	—	16	—	—	16
Exercise of common stock options	160,509	—	1,100	—	—	1,100
Vesting of restricted stock units	6,664	—	—	—	—	—
Stock-based compensation	505	—	7,765	—	—	7,765
Unrealized gains on investments	—	—	—	614	—	614
Net loss	—	—	—	—	(67,254)	(67,254)
BALANCE - December 31, 2020	36,078,383	$5	$425,363	$614	$(118,224)	$307,758
Exercise of common stock options	110,621	—	665	—	—	665
Vesting of restricted stock units	27,002	—	—	—	—	—
Issuance of common stock related to ESPP	6,162	—	64	—	—	64
Stock-based compensation	12,456	—	14,037	—	—	14,037
Unrealized loss on investments	—	—	—	(1,028)	—	(1,028)
Net loss	—	—	—	—	(125,596)	(125,596)
BALANCE - December 31, 2021	36,234,624	$5	$440,129	$(414)	$(243,820)	$195,900

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Black Diamond Therapeutics, Inc. (the “Company”) is a precision oncology medicine company pioneering the discovery and development of MasterKey therapies. The Company was originally organized as a limited liability company in December 2014 under the name ASET Therapeutics LLC. In September 2016 the Company was converted to a corporation under the laws of the State of Delaware under the name ASET Therapeutics, Inc. The Company changed its name to Black Diamond Therapeutics, Inc. in January 2018. Since its inception, the Company has devoted substantially all of its efforts to raising capital, obtaining financing, and incurring research and development costs related to the development of its mutation, allostery, and pharmacology computational and drug discovery engine.
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
On February 1, 2021, the Company filed a shelf registration statement on Form S-3 ASR (the “Shelf”), with the Securities and Exchange Commission (the “SEC”), which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150 million of its common stock from time to time through Jefferies as its sales agent (the “ATM Program”). The Shelf became automatically effective upon filing on February 1, 2021. As of December 31, 2021, no sales have been made pursuant to the ATM Program.
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
As of March 17, 2022, the issuance date of the consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital requirements into 2024.

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

Use of estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
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
Cash and cash equivalents
The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At December 31, 2021 and 2020, cash and cash equivalents includes cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.
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
Restricted cash
In connection with its operating lease commitments, the Company maintains certain balances for security deposits that are classified as restricted cash on the consolidated balance sheets. As of December 31, 2021 and 2020, the Company had $1,223 of restricted cash, which has been classified as a non-current asset on the consolidated balance sheet.
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
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For purposes of this calculation, outstanding options, unvested restricted common stock and shares issuable under the employee stock purchase plan are considered potentially dilutive common stock and are excluded from the computation of net income (loss) per share when their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021 and 2020.

Leases
The Company determines if an arrangement is a lease at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The Company uses the implicit interest rate when readily determinable and uses the Company’s incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments.
The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation, when determinable, and are recognized in the Company’s operating lease assets in the Company’s consolidated balance sheets.
The Company’s operating leases are reflected in the right-of-use operating asset; operating lease liability, current portion; and non-current operating lease liability in the Company’s consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease.
Variable lease payments are the amounts owed by the Company to a lessor that are not fixed, such as reimbursement for common area maintenance and utilities costs for facility leases and maintenance. Variable lease payments are expensed when incurred.
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
Recently adopted accounting pronouncements
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force) (“ASU-2021-04”). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted, including adoption in an interim period. The Company adopted this standard on December 1, 2021 on a prospective basis, and it did not have a material impact on its disclosures, financial position or results or operations upon adoption.

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
3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$63,730	$—	$—	$63,730
Investments:
Corporate bonds	—	104,066	—	104,066
U.S. Government agencies	—	39,921	—	39,921
Total	$63,730	$143,987	$—	$207,717

	Fair value measurements at December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$32,501	$—	$—	$32,501
Investments:
Commercial paper	—	35,559	—	35,559
Corporate bonds	—	192,573	—	192,573
U.S. Government agencies	—	52,330	—	52,330
Total	$32,501	$280,462	$—	$312,963
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
There were no transfers in or out of Level 3 categories in the periods presented.

4. INVESTMENTS
As of December 31, 2021, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$104,261	$47	$(242)	$104,066
U.S. Government agencies	40,140	—	(219)	39,921
Total	$144,401	$47	$(461)	$143,987
As of December 31, 2020, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$35,543	$21	$(5)	$35,559
Corporate bonds	191,977	608	(12)	192,573
U.S. Government agencies	52,328	22	(20)	52,330
Total	$279,848	$651	$(37)	$280,462
As of December 31, 2021 and 2020, all marketable securities held by the Company had remaining contractual maturities of three years or less.
As of December 31, 2021and 2020, the marketable securities in a loss position have a maturity of three years or less.
There have been no impairments of the Company’s assets measured and carried at fair value during the year ended December 31, 2021and 2020.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	December 31,
	2021	2020
Laboratory equipment	$682	$253
Furniture and fixtures	17	—
Computer and office equipment	120	83
Leasehold improvements	2,437	66
Construction in process	148	147
Property and equipment	3,404	549
Less: accumulated depreciation	(369)	(164)
Total Property and Equipment, net	$3,035	$385

Depreciation expense for the years ended December 31, 2021 and 2020 was $205 and $52, respectively.

6. ACCRUED EXPENSES
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2021	2020
Contracted research services	$12,192	$5,102
Payroll and related expenses	5,088	3,729
Professional and consulting fees	1,852	1,603
Legal fees	83	199
Current portion of operating lease liability	320	1,047
Total accrued expenses and other current liabilities	$19,535	$11,680
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
2020 Stock Option and Incentive Plan
The 2020 Stock Option and Incentive Plan (the “2020 Plan”) was approved by our board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 6,665,891, which shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation, nomination, and corporate governance committee of the board of directors. As of December 31, 2021, 5,211,827 shares remained available for issuance under the 2020 Plan. The number of authorized shares reserved for issuance under the 2020 Plan was increased by 1,449,384 shares effective as of January 1, 2022.

2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s board of directors on December 5, 2019, and our stockholders on January 14, 2020, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 326,364 shares of common stock were initially reserved for issuance under this plan, which shall be cumulatively increased on January 1, 2021 and each January 1 thereafter by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation, nomination and corporate governance committee of the board of directors. As of December 31, 2021, 646,566 shares remained available for issuance under the 2020 Plan. The number of authorized shares reserved for issuance under the 2020 Plan was increased by 326,364 shares effective as of January 1, 2022.
Option valuation
The assumptions that the Company used to determine the grant-date fair value of options granted were as follows, presented on a weighted-average basis:

	December 31,
	2021	2020
Risk-free interest rate	0.93%	0.91%
Expected term (in years)	5.6	6.1
Expected volatility	76.0%	63.8%
Expected dividend yield	0%	0%

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2020	3,752,744	$15.71	9.0	$62,842
Granted	1,996,644	$21.61
Exercised	(110,621)	$6.02
Cancelled or forfeited	(734,928)	$22.24
Outstanding December 31, 2021	4,903,839	$17.38	7.6	$847
Options vested or expected to vest at December 31, 2021	4,903,839	$17.38	7.6	$847
Options exercisable at December 31, 2021	1,791,964	$14.27	6.4	$583

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2021 and 2020 was $12.93 and $15.18, respectively.

The total fair value of options vested during the years ended December 31, 2021 and 2020 was $11,438 and $4,198, respectively.
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
The following table summarizes restricted stock activity since January 1, 2020:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of January 1, 2020	—	$—
Granted	61,000	$29.65
Vested	(6,664)	$30.00
Unvested restricted common stock as of December 31, 2020	54,336	$29.68
Granted	10,000	$28.69
Vested	(27,002)	$26.46
Cancelled or forfeited	(6,667)	$1.21
Unvested restricted common stock as of December 31, 2021	30,667	$29.53

The aggregate fair value of restricted stock that vested during the years ended December 31, 2021 and 2020 was $714 and $200, respectively.
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within its consolidated statements of operations and comprehensive loss:

	December 31,
	2021	2020
Stock options	$12,964	$7,344
Restricted stock units	812	404
Employee Stock Purchase Plan and Other	261	17
	$14,037	$7,765
For the years ended December 31, 2021 and 2020, the Company issued 12,456 and 505 shares, respectively, of common stock out of our 2020 Plan under our policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its consolidated statements of operations and comprehensive loss:

	December 31,
	2021	2020
Research and development	$6,324	$3,607
General and administrative	7,713	4,158
	$14,037	$7,765

As of December 31, 2021, total unrecognized compensation cost related to the unvested stock options was $31,192, which is expected to be recognized over a weighted average period of 2.5 years.
As of December 31, 2021, total unrecognized compensation cost related to the unvested restricted stock units was $636, which is expected to be recognized over a weighted average period of 1.4 years.
9. INCOME TAXES
Income (loss) before income tax expense consists of the following:

	December 31,
	2021	2020
Domestic	$(125,328)	$(66,992)
Foreign	(268)	(262)
Total loss before income taxes	$(125,596)	$(67,254)
For the years ended December 31, 2021 and 2020, the Company recorded no income tax benefit for the net operating losses incurred each year, due to its uncertainty of realizing a benefit from those items. A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2021 and 2020, respectively, is as follows:

	December 31,
	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	4.1%	3.4%
Permanent differences	(0.1)%	0.0%
Stock compensation	(0.4)%	(0.8)%
Research and development credits	2.6%	2.2%
Change in valuation allowance	(27.2)%	(26.5)%
Other	0.0%	0.7%
Effective income tax rate	0.0%	0.0%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	Tax year ended December 31,
	2021	2020
Deferred tax assets (liabilities):
Net operating loss carryforwards	$52,568	$24,059
Research and development tax credits	5,439	2,477
Operating lease liabilities	7,172	2,147
Accruals and other	1,251	680
Stock-based compensation	3,835	1,434
Total deferred tax assets	70,265	30,797
Valuation Allowance	(63,014)	(28,709)
Subtotal	7,251	2,088
Right-of-use assets	(7,236)	(2,063)
Net fixed assets	(15)	(25)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had gross federal net operating loss carryforwards of $209,607, of which $2,557 begin to expire in 2036 and the remainder do not expire but are subject to 80% limitation. As of December 31, 2021, the Company had state net operating loss carryforwards of $135,422 that begin to expire in 2036. The Company also has net operating loss carryforwards in Canada of $463 that are set to expire beginning in 2039. Additionally, the Company had federal research and development tax credit carryforwards of $5,439 that expire at various dates through 2041.
In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Management believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2021 and 2020. The valuation allowance increased by $34,305 during the year ended December 31, 2021 primarily as a result of net operating losses generated during the period.
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
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. As of December 31, 2021 and 2020, the Company’s tax years are still open under statute from 2018 to the present.
The Company’s foreign subsidiary has incurred losses since inception and the Company had no undistributed earnings as of December 31, 2021.
10. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	December 31,
	2021	2020
Net loss attributable to common stockholders	$(125,596)	$(67,254)
Weighted average common shares outstanding, basic and diluted	36,189,002	32,907,100
Net loss per share, basic and diluted	$(3.47)	$(2.05)

The Company’s unvested restricted common shares at December 31, 2021 and 2020 have been excluded from the computation of basic net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities, which include options, unvested restricted stock, shares issuable under the employee stock purchase plan and warrants to purchase common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2021	2020
Options to purchase common stock	4,903,839	3,752,744
Unvested restricted stock	30,667	54,336
Shares issuable under employee stock purchase plan	24,806	—
Warrants to purchase shares of common stock	10,757	10,757
	4,970,069	3,817,837
11. LEASES
The Company has historically entered into lease arrangements for its facilities. As of December 31, 2021, the Company had two operating leases with required future minimum payments. In applying the transition guidance under ASC 842, the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
Operating Leases
In July 2020, the Company entered into a seven-year agreement with an option to extend for five additional years to lease two floors totaling approximately 25,578 square feet of office space for its principal office, which is located in Cambridge, MA. The lease on the first floor commenced on August 1, 2020 and the lease on the second floor commenced March 9, 2021. The Company recognized the respective lease balances on the consolidated balance sheets when the lease of each floor commenced. Under the terms of the lease, the Company was required to issue a $1,168 letter of credit as security for the lease.
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
In December 2020, the Company entered into an eleven-year agreement with an option to extend for five additional years to lease approximately 18,120 square feet of office and laboratory space in New York, NY. The Company has an option to extend the lease for five additional years. The lease commenced August 26, 2021 and the related lease balance was recognized on the consolidated balance sheet.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Lease Cost
Operating lease cost	$3,032	$767
Short-term lease cost	886	769
Variable lease cost	444	44
Total lease cost	$4,362	$1,580

	December 31,
Other Operating Lease Information	2021	2020
Cash paid for amounts included in the measurement of lease liability	$2,464	$432
Weighted-average remaining lease term	8.8	7.5
Weighted-average discount rate	5.3%	5.4%
The variable lease costs for the year ended December 31, 2021 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
Future minimum lease payments under the Company’s operating leases as of December 31, 2021 were as follows:

2022	$2,845
2023	4,244
2024	4,359
2025	4,477
2026	4,599
Thereafter	16,972
Total lease payments	37,496
Less: interest	(8,028)
Total lease liability	$29,468

Rent expense for the years ended December 31, 2021 and 2020 was $3,921 and $1,545, respectively.
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
License Agreements
The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of December 31, 2021, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 or 2020.
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
13. BENEFIT PLANS
In 2021, the Company transitioned from a Simplified Employee Pension (“SEP”) defined-contribution savings plan to a tax-qualified 401(k) and Profit Sharing defined contribution plan (the “401(k) Plan”). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the “Code”). All matching contributions are fully vested when made. During the year ended December 31, 2021 and 2020, the Company contributed $927 to the 401(k) Plan and $592 to the SEP plan, respectively.
14. RELATED-PARTY TRANSACTIONS
The Company was party to a services agreement with Ridgeline, which was entered into in March 2017 and expired December 31, 2020. Ridgeline is an entity owned by one of the Company’s investors, and employees of Ridgeline provided the Company with scientific consulting services.
There was no amount due to Ridgeline at December 31, 2021 and 2020. Total service fees incurred were $2,364 for the year ended December 31, 2020 and no fees were incurred in 2021.

* * * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 11. Executive Compensation
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 135 of this Annual Report, incorporated into this Item by reference.
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

10.11#	Employment Agreement between the Registrant and Rachel Humphrey (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K (File No. 001-39200) filed on March 25, 2021)
10.12#
Employment Agreement between the Registrant and Elizabeth Buck (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39200) filed on August 12, 2021)

10.13+
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

Black Diamond Therapeutics, Inc.

Date: March 17, 2022	By:	/s/ David M. Epstein
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March, 2022.

Signature	Title
/s/ David M. Epstein	President, Chief Executive Officer and Director (Principal Executive Officer)
David M. Epstein
/s/ Fang Ni	Chief Business and Interim Chief Financial Officer (Principal Financial Officer)
Fang Ni
/s/ Erika Jones	Vice President, Finance and Corporate Controller (Principal Accounting Officer)
Erika Jones
/s/ Robert A. Ingram	Chairman and Director
Robert A. Ingram
/s/ Bradley Bolzon	Director
Bradley Bolzon
/s/ Ali Behbahani	Director
Ali Behbahani
/s/ Samarth Kulkarni	Director
Samarth Kulkarni
/s/ Alexander Mayweg	Director
Alexander Mayweg
/s/ Garry E. Menzel	Director
Garry E. Menzel
/s/ Rajeev Shah	Director
Rajeev Shah
/s/ Kapil Dhingra	Director
Kapil Dhingra
/s/ Mark A. Velleca	Director
Mark A. Velleca