Form 10-Q
period 2022-03-31
Black Diamond Therapeutics, Inc.
filed 2022-05-11
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _ TO _
COMMISSION FILE NUMBER 001-38501
___________________________________________
BLACK DIAMOND THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________

Delaware	81-4254660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Main Street, 14th Floor Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)
(617) 252-0848 (Registrant’s telephone number, including area code)
One Main Street, 10th Floor Cambridge, Massachusetts 02142 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	BDTX	The Nasdaq Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2022, the registrant had 36,290,901 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”), contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:
•the progress, timing and success of preclinical studies and our clinical trials of BDTX-1535, BDTX-4933 and any other product candidates, including the availability, timing and announcement of data and results of such studies and trials;
•the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and Investigational New Drug, or IND, applications and other regulatory submissions;
•the continued development and advancement of our FGFR program and the timing for nominating a development candidate;
•our ability to obtain and maintain regulatory approval for BDTX-1535 and BDTX-4933 or any of our other current or future product candidates that we may identify or develop;
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
•the effects of competition with respect to BDTX-1535, BDTX-4933 or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
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
•our expectations regarding the period during which we will remain an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

•our ability to maintain an effective system of internal controls; and
•the ultimate impact of the ongoing coronavirus, or COVID-19 pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole.
Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” and elsewhere in our most recent Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) and in other SEC filings. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
All of our forward-looking statements are as of the date of this Quarterly Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, (the “SEC”), could materially and adversely affect our business, prospects, financial condition and results of operations. Some of these risks and uncertainties may in the future be amplified by the ongoing COVID-19 pandemic, including as a result of the emergence of new variants, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report that modify or impact any of the forward-looking statements contained in this Quarterly Report will be deemed to modify or supersede such statements in this Quarterly Report.
This Quarterly Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Copies of some of the documents referred to herein have been filed as exhibits to this Quarterly Report. In this Quarterly Report, the terms “Black Diamond Therapeutics,” “Black Diamond,” the “Company,” “we,” “us,” “our,” and similar designations refer to Black Diamond Therapeutics, Inc. and, where appropriate, our subsidiaries.
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

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$54,081	$65,799
Investments	125,658	143,987
Prepaid expenses and other current assets	8,565	5,917
Total current assets	188,304	215,703
Property and equipment, net	2,811	3,035
Restricted cash	1,223	1,223
Right-of-use assets	27,134	27,705
Other non-current assets	10	16
Total assets	$219,482	$247,682
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,883	$4,107
Accrued expenses and other current liabilities	17,586	19,535
Total current liabilities	19,469	23,642
Non-current operating lease liabilities	27,453	28,140
Total liabilities	46,922	51,782
Commitments and contingencies (Note 10)	—	—
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares and 10,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at March 31, 2022 and 500,000,000 shares authorized at December 31, 2021; 36,287,568 shares issued and outstanding at March 31, 2022 and 36,234,624 shares issued and outstanding at December 31, 2021	5	5
Additional paid-in capital	443,657	440,129
Accumulated other comprehensive loss	(1,775)	(414)
Accumulated deficit	(269,327)	(243,820)
Total stockholders' equity	172,560	195,900
Total liabilities and stockholders' equity	$219,482	$247,682
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$17,786	$22,820
General and administrative	7,893	7,893
Total operating expenses	25,679	30,713
Loss from operations	(25,679)	(30,713)
Other income (expense):
Interest income	406	1,152
Other (expense) income	(234)	(740)
Total other income (expense), net	172	412
Net loss	$(25,507)	$(30,301)
Net loss per share, basic and diluted	$(0.70)	$(0.84)
Weighted average common shares outstanding, basic and diluted	36,271,291	36,123,014

Comprehensive loss:
Net loss	$(25,507)	$(30,301)
Other comprehensive income:
Change in unrealized loss on investments	(1,361)	(279)
Comprehensive loss	$(26,868)	$(30,580)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,507)	$(30,301)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,375	3,094
Depreciation expense	125	19
Amortization of premium on investments	232	720
Noncash rent expense	686	321
Other non-cash items	—	(1)
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(2,648)	(2,805)
Other non-current assets	6	6
Accounts payable	(2,224)	1,991
Accrued expenses and other current liabilities	(1,958)	2,836
Non-current operating lease liabilities	(687)	(335)
Net cash used in operating activities	(28,600)	(24,455)

Cash flows from investing activities:
Purchases of equipment	(7)	(40)
Proceeds from sales and maturities of investments	37,240	45,040
Purchases of investments	(20,504)	(41,526)
Net cash provided by investing activities	16,729	3,474

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP	153	481
Net cash provided by financing activities	153	481
Net decrease in cash and cash equivalents	(11,718)	(20,500)
Cash, cash equivalents and restricted cash, beginning of period	67,022	35,828
Cash, cash equivalents and restricted cash, end of period	$55,304	$15,328

Cash and cash equivalents, end of period	$54,081	$14,105
Restricted cash, end of period	1,223	1,223
Cash, cash equivalents and restricted cash, end of period	$55,304	$15,328

Supplemental disclosure of non-cash investing and financing activities:
Purchases of equipment included in accounts payable and accrued expenses	$—	$385
Right-of-use assets obtained in exchange for operating lease obligation	$115	$5,717
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Par Value
BALANCE - December 31, 2020	36,078,383	$5	$425,363	$614	$(118,224)	$307,758
Exercise of common stock options	62,607	—	481	—	—	481
Vesting of restricted stock units	4,998	—	—	—	—	—
Stock-based compensation	1,224	—	3,094	—	—	3,094
Unrealized loss on investments	—	—	—	(279)	—	(279)
Net loss	—	—	—	—	(30,301)	(30,301)
BALANCE - March 31, 2021	36,147,212	$5	$428,938	$335	$(148,525)	$280,753

BALANCE - December 31, 2021	36,234,624	$5	$440,129	$(414)	$(243,820)	$195,900
Exercise of common stock options	3,565	—	11	—	—	11
Vesting of restricted stock units	5,000	—	—	—	—	—
Issuance of common stock related to ESPP	31,341	—	142	—	—	142
Stock-based compensation	13,038	—	3,375	—	—	3,375
Unrealized loss on investments	—	—	—	(1,361)	—	(1,361)
Net loss	—	—	—	—	(25,507)	(25,507)
BALANCE - March 31, 2022	36,287,568	$5	$443,657	$(1,775)	$(269,327)	$172,560

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
On February 1, 2021, the Company filed a shelf registration statement on Form S-3 ASR (the “Shelf”), with the Securities and Exchange Commission (the “SEC”), which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150 million of its common stock from time to time through Jefferies as its sales agent (the “ATM Program”). The Shelf became automatically effective upon filing on February 1, 2021. As of March 31, 2022, no sales have been made pursuant to the ATM Program.
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
As of May 11, 2022, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these unaudited interim condensed consolidated financial statements.
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

The ongoing COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, and other public health safety measures.
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
The extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments, which, despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, new strains of the virus, including any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information that may emerge concerning the severity of COVID-19, and any additional preventative and protective actions taken to contain the pandemic or treat its impact, among others. The Company does not yet know the full extent of potential delays or impacts on the Company’s business, clinical trials, research programs, healthcare systems or the global economy and cannot presently predict the scope and severity of any potential business shutdowns or disruptions but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition. The estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.
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
Unaudited interim financial information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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
Recently issued accounting pronouncements
The Company believes that no recently issued accounting standards will have a material impact on its consolidated financial statements, or apply to its operations.
3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at March 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$52,003	$—	$—	$52,003
Investments:
Commercial paper	—	20,501	—	20,501
Corporate bonds	—	65,885	—	65,885
U.S. Government agencies	—	39,272	—	39,272
Total	$52,003	$125,658	$—	$177,661

	Fair value measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$63,730	$—	$—	$63,730
Investments:
Corporate bonds	—	104,066	—	104,066
U.S. Government agencies	—	39,921	—	39,921
Total	$63,730	$143,987	$—	$207,717
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
There were no transfers in or out of Level 3 categories in the periods presented.
4. INVESTMENTS
As of March 31, 2022, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$20,515	$—	$(14)	$20,501
Corporate bonds	66,782	6	(903)	65,885
U.S. Government agencies	40,136	—	(864)	39,272
Total	$127,433	$6	$(1,781)	$125,658
As of December 31, 2021, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$104,261	$47	$(242)	$104,066
U.S. Government agencies	40,140	—	(219)	39,921
Total	$144,401	$47	$(461)	$143,987
As of March 31, 2022, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government agencies, corporate bonds and commercial paper with a fair value of $65,238 that had maturities of one to three years.
As of December 31, 2021, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government agencies and corporate bonds with a fair value of $86,187 that had maturities of one to three years.

As of March 31, 2022, the marketable securities in a loss position had a maturity of less than one year, except for U.S. government agencies, corporate bonds and commercial paper with a fair value of $65,238, that had maturities of one to three years. As of December 31, 2021, the marketable securities in a loss position had a maturity of less than one year, except for U.S. government agencies and corporate bonds, with a fair value of $86,187, that had maturities of one to three years.
As of March 31, 2022, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary. In determining whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2022 and the year ended December 31, 2021.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Laboratory equipment	$689	$682
Furniture and fixtures	17	17
Computer and office equipment	120	120
Leasehold improvements	2,479	2,437
Construction in process	—	148
Property and equipment	3,305	3,404
Less: accumulated depreciation	(494)	(369)
Total Property and Equipment, net	$2,811	$3,035

Depreciation expense for the three months ended March 31, 2022 and 2021 was $125 and $19, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Contracted research services	$12,571	$12,192
Payroll and related expenses	2,821	5,088
Professional and consulting fees	1,401	1,935
Current portion of operating lease liability	793	320
Total accrued expenses and other current liabilities	$17,586	$19,535

7. STOCK-BASED COMPENSATION
2020 Stock Option and Incentive Plan
The 2020 Stock Option and Incentive Plan (the “2020 Plan”) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020 and became effective on the date immediately prior to the date on which the registration statement for the Company’s initial public offering (“IPO”) was declared effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The 2020 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2022, 1,449,384 shares of common stock, representing 4% of the Company’s outstanding shares of common stock as of December 31, 2021, were added to the 2020 Plan.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2020 ESPP provides for an annual increase, to be added on the first day of each fiscal year, by up to 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31. The number of authorized shares reserved for issuance under the 2020 ESPP was increased by 326,364 shares effective as of January 1, 2022.
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2022	2021
Stock options	$3,193	$2,794
Restricted stock units	121	270
Employee Stock Purchase Plan and Other	61	30
	$3,375	$3,094
For the three months ended March 31, 2022, the Company issued 13,038 shares of common stock out of our 2020 Plan under our policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2022	2021
Research and development	$1,528	$1,620
General and administrative	1,847	1,474
	$3,375	$3,094

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2021	4,903,839	$17.38	7.6	$847
Granted	1,366,350	$3.78
Exercised	(3,565)	$3.20
Cancelled or forfeited	(347,830)	$16.59
Outstanding March 31, 2022	5,918,794	$14.29	8.2	$56
Options vested or expected to vest at March 31, 2022	5,918,794	$14.29	8.2	$56
Options exercisable at March 31, 2022	2,082,574	$16.05	6.9	$49
For the three months ended March 31, 2022, total unrecognized compensation cost related to the unvested stock-options was $29,471, which is expected to be recognized over a weighted average period of 2.5 years.
Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the time-based restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The following table summarizes time-based restricted stock activity since January 1, 2022:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2021	30,667	$29.53
Granted	20,075	$3.79
Vested	(5,000)	$28.69
Unvested restricted common stock as of March 31, 2022	45,742	$18.32
The total fair value of time-based restricted stock units vested during the three months ended March 31, 2022 was $143.
For the three months ended March 31, 2022, total unrecognized compensation cost related to the time-based unvested restricted stock units was $591, which is expected to be recognized over a weighted average period of 1.2 years.
For the three months ended March 31, 2022, the Company granted to its employees 193,000 performance restricted stock units related to the achievement of certain clinical development and/or financing milestones. As of March 31, 2022, the Company had 212,000 performance restricted stock units outstanding.
Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance conditions are considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of March 31, 2022, for performance-based restricted stock units that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the three months ended March 31, 2022.
Employee stock purchase plan
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
During the three months ended March 31, 2022 and 2021, there were 31,341 and no shares, respectively, issued under the 2020 ESPP.
8. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(25,507)	$(30,301)
Weighted average common shares outstanding, basic and diluted	36,271,291	36,123,014
Net loss per share, basic and diluted	$(0.70)	$(0.84)

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

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	5,918,794	4,810,262
Unvested restricted stock	45,742	59,338
Shares issuable under employee stock purchase plan	27,572	—
Warrants to purchase common stock	10,757	10,757
	6,002,865	4,880,357

9. LEASES
The Company has historically entered into lease arrangements for its facilities. As of March 31, 2022, the Company had two operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
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
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Lease Cost
Operating lease cost	$1,059	$462
Short-term lease cost	19	287
Variable lease cost	257	33
Total lease cost	$1,335	$782

Other Operating Lease Information	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liability	$702	$370
Weighted-average remaining lease term	8.5	7.3
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the three months ended March 31, 2022 and 2021 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

Future minimum lease payments under the Company’s operating leases as of March 31, 2022 were as follows:

As of March 31, 2022
2022 (excluding the three months ended March 31, 2022)	$1,241
2023	4,244
2024	4,359
2025	4,477
2026	4,599
Thereafter	16,972
Total lease payments	35,892
Less: interest	(7,646)
Total lease liability	$28,246

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
License agreements
The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of March 31, 2022, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2022 or December 31, 2021.
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

11. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the “401(k) Plan”). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the “Code”). All matching contributions are fully vested when made. During the three months ended March 31, 2022 and 2021 the Company contributed $558 and $345 to the 401(k) Plan, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 17, 2022. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in our Annual Report on Form 10-K and in other SEC filings.
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
We have designed our product candidates, including BDTX-1535 and BDTX-4933, to potently and selectively inhibit families of oncogenic mutations which occur across a range of tumor types. BDTX-1535 was designed to bind to the active site of the ErbB-1 epidermal growth factor receptor, or EGFR, while sparing normal, or wild type EGFR (WT-EGFR) activity which we believe will improve upon the toxicity profiles of current EGFR family inhibitors. The brain penetration properties of BDTX-1535 support the potential treatment of GBM and NSCLC patients with or without brain disease. BDTX-4933 was designed to inhibit families of Class I, II and III canonical and non-canonical mutations. In addition to being a highly selective and potent inhibitor, BDTX-4933 avoids paradoxical activation and is brain penetrant for the treatment of patients with or without brain tumors. We are also leveraging our MAP drug discovery engine to identify other families of non-canonical mutations in validated oncogenes, which has the potential to expand the reach of targeted therapies. In April 2022, we announced the discontinuation of the development of BDTX-189 to focus on progressing our pipeline through important upcoming milestones for BDTX-1535 and BDTX-4933 as well as discovery efforts.
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
To date, we have funded our operations with proceeds from the sale of preferred stock and common stock. Since inception we have incurred significant operating losses. Our net losses were $25.5 million and $30.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $269.3 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•advance clinical studies for BDTX-1535 and continue preclinical studies for BDTX-4933 and our other product candidates;

•continue to identify additional product candidates from our proprietary MAP drug discovery engine;
•obtain, maintain, expand and protect our intellectual property portfolio;
•hire additional clinical, scientific and commercial personnel;
•seek marketing approvals for our product candidates that successfully complete clinical trials, if any; and
•acquire or in-license additional product candidates.
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
As of March 31, 2022, we had cash, cash equivalents and investments of approximately $179.7 million, which we believe will fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
COVID-19 considerations
The ongoing COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, and other public health safety measures.
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
The extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments, which, despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, new strains of the virus, including any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information that may emerge concerning the severity of COVID-19, and any additional preventative and protective actions taken to contain the pandemic or treat its impact, among others. The Company does not yet know the full extent of potential delays or impacts on the

Company’s business, clinical trials, research programs, healthcare systems or the global economy and cannot presently predict the scope and severity of any potential business shutdowns or disruptions but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition. The estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we continue our clinical trials for BDTX-1535, as well as conduct other preclinical and clinical development, including submitting regulatory filings for other product candidates.
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

Results of operations
Comparison of the three months ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$17,786	$22,820	$(5,034)
General and administrative	7,893	7,893	—
Total operating expenses	25,679	30,713	(5,034)
Loss from operations	(25,679)	(30,713)	5,034
Other income (expense):
Interest income	406	1,152	(746)
Other (expense) income	(234)	(740)	506
Total other income (expense), net	172	412	(240)
Net loss	$(25,507)	$(30,301)	$4,794
Research and development
Research and development expenses were $17.8 million for the three months ended March 31, 2022, compared to $22.8 million for the three months ended March 31, 2021. The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
BDTX-189 research and development expenses	$2,483	$8,118	$(5,635)
BDTX-1535 research and development expenses	1,388	625	763
Other research programs and platform development expenses	5,533	7,895	(2,362)
Personnel expenses	6,937	5,588	1,349
Allocated facility expenses	1,031	508	523
Other expenses	414	86	328
	$17,786	$22,820	$(5,034)
The decrease of $5.0 million was primarily due to a decrease of $5.6 million in spend relating to BDTX-189 associated with reduced trial activities stemming from the gating of the initiation of the Phase 2 portion of the MasterKey-01 study. In April 2022, we announced the discontinuation of the development of BDTX-189 to focus on upcoming milestones for our pipeline programs, BDTX-1535 and BDTX-4933. In addition, we decreased spend relating to other research programs and platform development by $2.4 million for the three months ended March 31, 2022 due to reduced spending on early discovery projects, compared to the three months ended March 31, 2021. Personnel expenses increased $1.3 million as we have increased our headcount and related personnel expenses. Facility costs increased $0.5 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021 due to the signing of a new lease.

General and administrative
General and administrative expenses were $7.9 million for the three months ended March 31, 2022 and 2021. This was primarily a result of flat personnel-related costs, legal, and other professional fees.
Other income (expense)
Other income was $0.2 million for the three months ended March 31, 2022, compared to $0.4 million for the three months ended March 31, 2021. The decrease was primarily attributable to amortization of premium on investments decreasing at a higher rate in 2022 compared to 2021 and interest income decreasing due to market conditions.
Liquidity and capital resources
Sources of liquidity
Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of preferred stock. On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through March 31, 2022, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of March 31, 2022, we had cash, cash equivalents and investments of $179.7 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$(28,600)	$(24,455)
Cash provided by investing activities	16,729	3,474
Cash provided by financing activities	153	481
Net decrease in cash and cash equivalents	$(11,718)	$(20,500)
Operating activities
During the three months ended March 31, 2022, we used cash in operating activities of $28.6 million, primarily resulting from our net loss of $25.5 million, partially offset by the non-cash charge related to stock compensation expense of $3.4 million.
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

Investing activities
During the three months ended March 31, 2022, we had cash provided by investing activities of $16.7 million primarily from the sales and maturities of investments.
During the three months ended March 31, 2021, we had cash provided by investing activities of $3.5 million primarily from the sales and maturities of investments.
Financing activities
During the three months ended March 31, 2022, we had cash provided by financing activities of $0.2 million, consisting of proceeds from exercise of stock options and participation in the employee stock purchase plan.
During the three months ended March 31, 2021, we had cash provided by financing activities of $0.5 million consisting of proceeds from exercise of stock options.
Funding requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. The timing and amount of our operating expenditures will depend largely on our ability to:
•advance BDTX-1535 through clinical trials;
•advance preclinical development of our early stage programs, including BDTX-4933, currently in IND-enabling studies;
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
As of March 31, 2022, we had cash, cash equivalents and investments of $179.7 million, which we believe will fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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
Contractual obligations and commitments
The following summarizes our contractual obligations as of March 31, 2022:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Property leases - commenced	$2,293	$8,661	$9,137	$15,801	$35,892
Total	$2,293	$8,661	$9,137	$15,801	$35,892
Property leases – commenced
The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of March 31, 2022. The minimum lease payments do not include common area maintenance charges or real estate taxes.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 17, 2022. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those previously disclosed.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found under “Legal Proceedings” in Note 10 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business, the resolution of which we do not anticipate would have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the discussion of risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the Securities and Exchange Commission, or the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, prospects, financial condition and results of operations. Certain statements in this Quarterly Report are forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
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
There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on January 30, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report.

Exhibit No.	Exhibit Index
10.1#*	Amended and Restated Non-Employee Director Compensation Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Diamond Therapeutics, Inc.

Date: May 11, 2022	By:	/s/ David M. Epstein
David M. Epstein President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: May 11, 2022	By:	/s/ Fang Ni
Fang Ni Chief Business and Interim Chief Financial Officer (Principal Financial Officer)