Form 10-Q
period 2022-06-30
Black Diamond Therapeutics, Inc.
filed 2022-08-09
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2022, the registrant had 36,339,466 shares of common stock, $0.0001 par value per share, outstanding.

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
•the implementation of our strategic plans for our business, any product candidates we may develop and our Mutation-Allostery-Pharmacology (“MAP”) drug discovery engine;
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
•the period over which we expect our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements;
•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our financial performance and our ability to effectively manage our anticipated growth;
•our estimates regarding the market opportunities for our product candidates, including our competitive position and the success of competing therapies that are or may become available;

•our need for and ability to attract and retain key scientific, management and other personnel and to identify, hire and retain additional qualified professionals;
•our ability to establish or maintain collaborations or strategic relationships and the ability and willingness of our third-party strategic collaborators to undertake research and development activities relating to our current or future product candidates;
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
Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” and elsewhere in our most recent Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) and in other Securities and Exchange Commission (the “SEC”) filings. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
All of our forward-looking statements are as of the date of this Quarterly Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Some of these risks and uncertainties may in the future be amplified by the ongoing COVID-19 pandemic, including as a result of the emergence of new variants, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report that modify or impact any of the forward-looking statements contained in this Quarterly Report will be deemed to modify or supersede such statements in this Quarterly Report.
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

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$55,877	$65,799
Investments	105,013	143,987
Prepaid expenses and other current assets	7,668	5,917
Total current assets	168,558	215,703
Property and equipment, net	2,873	3,035
Restricted cash	1,168	1,223
Right-of-use assets	26,225	27,705
Other non-current assets	10	16
Total assets	$198,834	$247,682
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,222	$4,107
Accrued expenses and other current liabilities	17,484	19,535
Total current liabilities	19,706	23,642
Non-current operating lease liabilities	26,757	28,140
Total liabilities	46,463	51,782
Commitments and contingencies (Note 10)	—	—
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at June 30, 2022 and December 31, 2021; 36,315,737 shares issued and outstanding at June 30, 2022 and 36,234,624 shares issued and outstanding at December 31, 2021	5	5
Additional paid-in capital	446,909	440,129
Accumulated other comprehensive loss	(2,286)	(414)
Accumulated deficit	(292,257)	(243,820)
Total stockholders' equity	152,371	195,900
Total liabilities and stockholders' equity	$198,834	$247,682
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$16,195	$26,719	$33,981	$49,539
General and administrative	6,978	7,996	14,871	15,889
Total operating expenses	23,173	34,715	48,852	65,428
Loss from operations	(23,173)	(34,715)	(48,852)	(65,428)
Other income (expense):
Interest income	386	948	792	2,100
Other (expense) income	(143)	(584)	(377)	(1,324)
Total other income (expense), net	243	364	415	776
Net loss	$(22,930)	$(34,351)	$(48,437)	$(64,652)
Net loss per share, basic and diluted	$(0.63)	$(0.95)	$(1.33)	$(1.79)
Weighted average common shares outstanding, basic and diluted	36,293,856	36,182,541	36,282,636	36,152,942

Comprehensive loss:
Net loss	$(22,930)	$(34,351)	$(48,437)	$(64,652)
Other comprehensive income:
Change in unrealized loss on investments	(511)	(124)	(1,872)	(403)
Comprehensive loss	$(23,441)	$(34,475)	$(50,309)	$(65,055)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(48,437)	$(64,652)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,627	7,652
Depreciation expense	253	39
Amortization of premium on investments	365	1,326
Noncash rent expense	1,371	748
Other non-cash items	—	(14)
Loss on disposal of property and equipment	3	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(1,751)	(2,956)
Other non-current assets	6	8
Accounts payable	(1,885)	1,635
Accrued expenses and other current liabilities	(1,836)	7,355
Non-current operating lease liabilities	(1,383)	(761)
Net cash used in operating activities	(46,667)	(49,620)

Cash flows from investing activities:
Purchases of equipment	(200)	(888)
Proceeds from sales and maturities of investments	57,241	95,138
Purchases of investments	(20,504)	(42,576)
Net cash provided by investing activities	36,537	51,674

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP	153	665
Net cash provided by financing activities	153	665
Net (decrease) increase in cash and cash equivalents	(9,977)	2,719
Cash, cash equivalents and restricted cash, beginning of period	67,022	35,828
Cash, cash equivalents and restricted cash, end of period	$57,045	$38,547

Cash and cash equivalents, end of period	$55,877	$37,324
Restricted cash, end of period	1,168	1,223
Cash, cash equivalents and restricted cash, end of period	$57,045	$38,547

Supplemental disclosure of non-cash investing and financing activities:
Purchases of equipment included in accounts payable and accrued expenses	$—	$1,199
Right-of-use assets obtained in exchange for operating lease obligation	$109	$5,717
Right-of-use asset derecognized upon early lease termination	$—	$476
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Par Value
BALANCE - December 31, 2020	36,078,383	$5	$425,363	$614	$(118,224)	$307,758
Exercise of common stock options	62,607	—	481	—	—	481
Vesting of restricted stock units	4,998	—	—	—	—	—
Stock-based compensation	1,224	—	3,094	—	—	3,094
Unrealized loss on investments	—	—	—	(279)	—	(279)
Net loss	—	—	—	—	(30,301)	(30,301)
BALANCE - March 31, 2021	36,147,212	$5	$428,938	$335	$(148,525)	$280,753
Exercise of common stock options	48,014	—	184	—	—	184
Vesting of restricted stock units	8,331	—	—	—	—	—
Stock-based compensation	2,269	—	4,558	—	—	4,558
Unrealized loss on investments	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	(34,351)	(34,351)
BALANCE - June 30, 2021	36,205,826	$5	$433,680	$211	$(182,876)	$251,020

BALANCE - December 31, 2021	36,234,624	$5	$440,129	$(414)	$(243,820)	$195,900
Exercise of common stock options	3,565	—	11	—	—	11
Vesting of restricted stock units	5,000	—	—	—	—	—
Issuance of common stock related to ESPP	31,341	—	142	—	—	142
Stock-based compensation	13,038	—	3,375	—	—	3,375
Unrealized loss on investments	—	—	—	(1,361)	—	(1,361)
Net loss	—	—	—	—	(25,507)	(25,507)
BALANCE - March 31, 2022	36,287,568	$5	$443,657	$(1,775)	$(269,327)	$172,560
Vesting of restricted stock units	3,333	—	—	—	—	—
Stock-based compensation	24,836	—	3,252	—	—	3,252
Unrealized loss on investments	—	—	—	(511)	—	(511)
Net loss	—	—	—	—	(22,930)	(22,930)
BALANCE - June 30, 2022	36,315,737	$5	$446,909	$(2,286)	$(292,257)	$152,371

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
On February 1, 2021, the Company filed a shelf registration statement on Form S-3 ASR (the “Shelf”), with the Securities and Exchange Commission (the “SEC”), which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150 million of its common stock from time to time through Jefferies as its sales agent (the “ATM Program”). The Shelf became automatically effective upon filing on February 1, 2021. As of June 30, 2022, no sales have been made pursuant to the ATM Program.
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
As of August 9, 2022, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these unaudited interim condensed consolidated financial statements.
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
The extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments, which, despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, new strains of the virus, including any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information that may emerge concerning the severity of COVID-19, and any additional preventative and protective actions taken to contain the pandemic or treat its impact, among others. The Company does not yet know the full extent of potential delays or impacts on the Company’s business, clinical trials, research programs, healthcare systems or the global economy and cannot presently predict the scope and severity of any potential business shutdowns or disruptions but if the Company or any of the third parties with whom it engages were to experience prolonged business shutdowns or other disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on the Company’s business, results of operations and financial condition. The estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.
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
The full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. The Company has considered the impact of COVID-19 on estimates within its financial statements and there may be changes to those estimates in future periods. As of the date of issuance of these condensed consolidated financial statements, the Company has not experienced material business disruptions or incurred impairment losses in the carrying value of its assets as a result of the pandemic and is not aware of any specific related event or circumstance that would require it to update its estimates.
Recently issued accounting pronouncements
The Company believes that no recently issued accounting standards will have a material impact on its condensed consolidated financial statements, or apply to its operations.
3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at June 30, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$53,761	$—	$—	$53,761
Investments:
Commercial paper	—	14,542	—	14,542
Corporate bonds	—	51,487	—	51,487
U.S. Government agencies	—	38,984	—	38,984
Total	$53,761	$105,013	$—	$158,774

	Fair value measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$63,730	$—	$—	$63,730
Investments:
Corporate bonds	—	104,066	—	104,066
U.S. Government agencies	—	39,921	—	39,921
Total	$63,730	$143,987	$—	$207,717
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
There were no transfers in or out of Level 3 categories in the periods presented.
4. INVESTMENTS
As of June 30, 2022, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$14,547	$—	$(5)	$14,542
Corporate bonds	52,620	—	(1,133)	51,487
U.S. Government agencies	40,132	—	(1,148)	38,984
Total	$107,299	$—	$(2,286)	$105,013
As of December 31, 2021, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$104,261	$47	$(242)	$104,066
U.S. Government agencies	40,140	—	(219)	39,921
Total	$144,401	$47	$(461)	$143,987
As of June 30, 2022, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government agencies, corporate bonds and commercial paper with a fair value of $47,880 that had maturities of one to three years.
As of December 31, 2021, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government agencies and corporate bonds with a fair value of $86,187 that had maturities of one to three years.

As of June 30, 2022, the marketable securities in a loss position had a maturity of less than one year, except for U.S. government agencies, corporate bonds and commercial paper with a fair value of $47,880, that had maturities of one to three years. As of December 31, 2021, the marketable securities in a loss position had a maturity of less than one year, except for U.S. government agencies and corporate bonds, with a fair value of $86,187, that had maturities of one to three years.
As of June 30, 2022, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary. In determining whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. There have been no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2022 and the year ended December 31, 2021.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Laboratory equipment	$807	$682
Furniture and fixtures	17	17
Computer and office equipment	120	120
Leasehold improvements	2,512	2,437
Construction in process	—	148
Property and equipment	3,456	3,404
Less: accumulated depreciation	(583)	(369)
Total Property and Equipment, net	$2,873	$3,035

Depreciation expense for the six months ended June 30, 2022 and 2021 was $253 and $39, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Contracted research services	$11,072	$12,192
Payroll and related expenses	3,352	5,088
Professional and consulting fees	971	1,935
Current portion of operating lease liability	2,089	320
Total accrued expenses and other current liabilities	$17,484	$19,535

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
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$3,000	$4,216	$6,193	$7,010
Restricted stock units	189	290	310	560
Employee Stock Purchase Plan and Other	63	52	124	82
	$3,252	$4,558	$6,627	$7,652
For the six months ended June 30, 2022, the Company issued 37,874 shares of common stock out of its 2020 Plan under its policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,526	$2,234	$3,054	$3,854
General and administrative	1,726	2,324	3,573	3,798
	$3,252	$4,558	$6,627	$7,652

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2021	4,903,839	$17.38	7.6	$847
Granted	1,816,650	$3.33
Exercised	(3,565)	$3.20
Cancelled or forfeited	(691,330)	$16.50
Outstanding June 30, 2022	6,025,594	$13.25	8.0	$289
Options vested or expected to vest at June 30, 2022	6,025,594	$13.25	8.0	$289
Options exercisable at June 30, 2022	2,478,157	$16.05	6.9	$45
For the six months ended June 30, 2022, total unrecognized compensation cost related to the unvested stock-options was $23,832, which is expected to be recognized over a weighted average period of 2.2 years.
Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the time-based restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The following table summarizes time-based restricted stock activity since January 1, 2022:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2021	30,667	$29.53
Granted	185,795	$2.32
Vested	(8,333)	$29.24
Unvested restricted common stock as of June 30, 2022	208,129	$5.25
The total fair value of time-based restricted stock units vested during the six months ended June 30, 2022 was $244.
For the six months ended June 30, 2022, total unrecognized compensation cost related to the time-based unvested restricted stock units was $757, which is expected to be recognized over a weighted average period of 1.3 years.
For the three months ended June 30, 2022, the Company granted to its employees 55,125 performance restricted stock units related to the achievement of certain clinical development and/or financing milestones. As of June 30, 2022, the Company had 267,125 performance restricted stock units outstanding.
Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance conditions are considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of June 30, 2022, for performance-based restricted stock units that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the six months ended June 30, 2022.
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
During the six months ended June 30, 2022 and 2021, there were 31,341 and no shares, respectively, issued under the 2020 ESPP.
8. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(22,930)	$(34,351)	$(48,437)	$(64,652)
Weighted average common shares outstanding, basic and diluted	36,293,856	36,182,541	36,282,636	36,152,942
Net loss per share, basic and diluted	$(0.63)	$(0.95)	$(1.33)	$(1.79)

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

	Six Months Ended June 30,
	2022	2021
Options to purchase common stock	6,025,594	5,209,744
Unvested restricted stock	208,129	51,007
Shares issuable under employee stock purchase plan	27,572	2,940
Warrants to purchase common stock	10,757	10,757
	6,272,052	5,274,448

9. LEASES
The Company has historically entered into lease arrangements for its facilities. As of June 30, 2022, the Company had two operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
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
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease Cost
Operating lease cost	$1,057	$613	$2,116	$1,075
Short-term lease cost	21	288	40	575
Variable lease cost	219	43	476	76
Total lease cost	$1,297	$944	$2,632	$1,726

Other Operating Lease Information	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liability	$1,290	$732
Weighted-average remaining lease term	8.3	7.1
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the three and six months ended June 30, 2022 and 2021 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

Future minimum lease payments under the Company’s operating leases as of June 30, 2022 were as follows:

As of June 30, 2022
2022 (excluding the six months ended June 30, 2022)	$1,460
2023	4,244
2024	4,359
2025	4,477
2026	4,599
Thereafter	16,973
Total lease payments	36,112
Less: interest	(7,266)
Total lease liability	$28,846

10. COMMITMENTS AND CONTINGENCIES
The Company enters into contracts in the normal course of business with contract research organizations ("CROs"), contract manufacturing organizations ("CMOs") and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of service providers, up to the date of cancellation.
License agreements
The Company is a party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of June 30, 2022, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2022 or December 31, 2021.
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

11. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the “401(k) Plan”). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the “Code”). All matching contributions are fully vested when made. During the three and six months ended June 30, 2022 and 2021, the Company contributed $199, $757, $220 and $565, respectively, to the 401(k) Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 17, 2022. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in our Annual Report on Form 10-K and in other SEC filings.
Overview
We are a clinical-stage precision oncology medicine company pioneering the discovery and development of MasterKey therapies. We target undrugged oncogenic driver mutations in patients with genetically defined cancers. The foundation of our company is built upon a deep understanding of cancer genetics, protein structure and function, and medicinal chemistry. Our proprietary technology platform, which we refer to as our Mutation-Allostery-Pharmacology, or MAP, drug discovery engine, is designed to allow us to analyze population-level genetic sequencing data to discover oncogenic mutations that promote cancer across tumor types. Our goal is to identify families of mutations that can be inhibited with MasterKey therapies thereby providing precision oncology to greater numbers of patients with genetically defined tumors.
We have designed our product candidates to potently and selectively inhibit families of oncogenic mutations which occur across a range of tumor types. BDTX-1535, currently in the dose escalation portion of the ongoing Phase I clinical trial, was designed to inhibit oncogenic mutations in the ErbB-1 epidermal growth factor receptor (EGFR), while sparing normal, or wild type, EGFR (WT-EGFR) activity. The brain penetration properties of BDTX-1535 support the potential treatment of glioblastoma (GBM) and non-small cell lung cancer (NSCLC) patients with or without brain disease. BDTX-4933, currently in IND-enabling studies, was designed to inhibit Class I, II and III canonical and non-canonical mutations. In addition to being a highly selective and potent inhibitor, BDTX-4933 avoids paradoxical activation and is brain penetrant for the treatment of patients with or without brain disease. We are also leveraging our MAP drug discovery engine to identify other families of oncogenic mutations in validated oncogenes, which has the potential to expand the reach of MasterKey therapies. In April 2022, we announced the discontinuation of the development of BDTX-189 to focus on progressing our pipeline through important upcoming milestones for BDTX-1535 and BDTX-4933 as well as discovery efforts.
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
To date, we have funded our operations with proceeds from the sale of preferred stock and common stock. Since inception, we have incurred significant operating losses. Our net losses were $48.4 million and $64.7 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $292.3 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•advance clinical studies for BDTX-1535 and continue preclinical studies for BDTX-4933 and our other product candidates;
•continue to identify additional product candidates from our proprietary MAP drug discovery engine;
•obtain, maintain, expand and protect our intellectual property portfolio;
•attract and retain key clinical, scientific, management and commercial personnel;
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
As of June 30, 2022, we had cash, cash equivalents and investments of approximately $160.9 million, which we believe will fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
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
The extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments, which, despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, new strains of the virus, including any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information that may emerge concerning the severity of COVID-19, and any additional preventative and protective actions taken to contain the pandemic or treat its impact, among others. The Company does not yet know the full extent of potential delays or impacts on the Company’s business, clinical trials, research programs, healthcare systems or the global economy and cannot presently predict the scope and severity of any potential business shutdowns or disruptions but if the Company or any of the third parties with whom it engages were to experience prolonged business shutdowns or other disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on the Company’s business, results of operations and financial condition. The estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.
Additionally, inflation generally affects the Company by increasing its employee-related costs and clinical trial expenses, as well as other operating expenses. The Company’s financial condition and results of operations may also be impacted by other factors it may not be able to control, such as global supply chain disruptions, global trade disputes or political instability.
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
•the timing, receipt and terms of any marketing approvals from applicable regulatory authorities including the U.S. Food and Drug Administration, or the FDA, and non-U.S. regulators;
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

Results of operations
Comparison of the three months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$16,195	$26,719	$(10,524)
General and administrative	6,978	7,996	(1,018)
Total operating expenses	23,173	34,715	(11,542)
Loss from operations	(23,173)	(34,715)	11,542
Other income (expense):
Interest income	386	948	(562)
Other (expense) income	(143)	(584)	441
Total other income (expense), net	243	364	(121)
Net loss	$(22,930)	$(34,351)	$11,421
Research and development
Research and development expenses were $16.2 million for the three months ended June 30, 2022, compared to $26.7 million for the three months ended June 30, 2021. The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
BDTX-189 research and development expenses	$2,561	$7,369	$(4,808)
BDTX-1535 research and development expenses	1,089	1,822	(733)
Other research programs and platform development expenses	5,189	9,334	(4,145)
Personnel expenses	5,968	7,122	(1,154)
Allocated facility expenses	974	840	134
Other expenses	414	232	182
	$16,195	$26,719	$(10,524)
The decrease of $10.5 million for the three months ended June 30, 2022 was primarily due to a decrease of $4.8 million in spend relating to BDTX-189 associated with reduced trial activities stemming from the discontinuation of the development of BDTX-189 to focus on upcoming milestones for our pipeline programs, BDTX-1535 and BDTX-4933. In addition, we decreased spend relating to other research programs and platform development by $4.1 million for the three months ended June 30, 2022 due to reduced spending on early discovery projects, compared to the three months ended June 30, 2021.

General and administrative
General and administrative expenses were $7.0 million for the three months ended June 30, 2022 compared to $8.0 million for the three months ended June 30, 2021. This was primarily a result of flat personnel-related costs and a decrease in legal and other professional fees.
Other income (expense)
Other income was $0.2 million for the three months ended June 30, 2022, compared to $0.4 million for the three months ended June 30, 2021. The decrease was primarily attributable to amortization of premium on investments decreasing at a higher rate in 2022 compared to 2021 and interest income decreasing due to market conditions.
Comparison of the six months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$33,981	$49,539	$(15,558)
General and administrative	14,871	15,889	(1,018)
Total operating expenses	48,852	65,428	(16,576)
Loss from operations	(48,852)	(65,428)	16,576
Other income (expense):
Interest income	792	2,100	(1,308)
Other (expense) income	(377)	(1,324)	947
Total other income (expense), net	415	776	(361)
Net loss	$(48,437)	$(64,652)	$16,215
Research and development
Research and development expenses were $34.0 million for the six months ended June 30, 2022, compared to $49.5 million for the six months ended June 30, 2021. The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
BDTX-189 research and development expenses	$5,044	$15,487	$(10,443)
BDTX-1535 research and development expenses	2,477	2,447	30
Other research programs and platform development expenses	10,722	17,229	(6,507)
Personnel expenses	12,905	12,710	195
Allocated facility expenses	2,005	1,348	657
Other expenses	828	318	510
	$33,981	$49,539	$(15,558)

The decrease of $15.6 million in the six months ended June 30, 2022 was primarily due to a decrease of $10.4 million in spend relating to BDTX-189 associated with reduced trial activities stemming from the discontinuation of the development of BDTX-189 to focus on upcoming milestones for our pipeline programs, BDTX-1535 and BDTX-4933. In addition, we decreased spend relating to other research programs and platform development by $6.5 million for the six months ended June 30, 2022 due to reduced spending on early discovery projects, compared to the six months ended June 30, 2021. Facility costs increased $0.7 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021 due to the signing of a new lease.
General and administrative
General and administrative expenses were $14.9 million for the six months ended June 30, 2022, compared to $15.9 million for the six months ended June 30, 2021. This was primarily a result of flat personnel-related costs and a decrease in legal and other professional fees.
Other income (expense)
Other income was $0.4 million for the six months ended June 30, 2022, compared to $0.8 million for the six months ended June 30, 2021. The decrease was primarily attributable to amortization of premium on investments decreasing at a higher rate in 2022 compared to 2021 and interest income decreasing due to market conditions.
Liquidity and capital resources
Sources of liquidity
Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of preferred stock. On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through June 30, 2022, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of June 30, 2022, we had cash, cash equivalents and investments of $160.9 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(46,667)	$(49,620)
Cash provided by investing activities	36,537	51,674
Cash provided by financing activities	153	665
Net (decrease) increase in cash and cash equivalents	$(9,977)	$2,719
Operating activities
During the six months ended June 30, 2022, we used cash in operating activities of $46.7 million, primarily resulting from our net loss of $48.4 million, partially offset by the non-cash charge related to stock compensation expense of $6.6 million.

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
Investing activities
During the six months ended June 30, 2022, we had cash provided by investing activities of $36.5 million primarily from the sales and maturities of investments.
During the six months ended June 30, 2021, we had cash provided by investing activities of $51.7 million primarily from the sales and maturities of investments.
Financing activities
During the six months ended June 30, 2022, we had cash provided by financing activities of $0.2 million, consisting of proceeds from exercise of stock options and participation in the employee stock purchase plan.
During the six months ended June 30, 2021, we had cash provided by financing activities of $0.7 million consisting of proceeds from exercise of stock options.
Funding requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. The timing and amount of our operating expenditures will depend largely on our ability to:
•advance BDTX-1535 through clinical trials and continue preclinical studies for BDTX-4933;
•advance preclinical development of our early stage programs, including our FGFR program, including plans for nominating a development candidate;
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
As of June 30, 2022, we had cash, cash equivalents and investments of $160.9 million, which we believe will fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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
Contractual obligations and commitments
The following summarizes our contractual obligations as of June 30, 2022:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Property leases - commenced	$3,562	$8,718	$9,199	$14,633	$36,112
Total	$3,562	$8,718	$9,199	$14,633	$36,112

Property leases – commenced
The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of June 30, 2022. The minimum lease payments do not include common area maintenance charges or real estate taxes.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 17, 2022. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those previously disclosed.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
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

Exhibit No.	Exhibit Index
10.1#*	Employment Agreement between the Registrant and Sergey Yurasov.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Diamond Therapeutics, Inc.

Date: August 9, 2022	By:	/s/ David M. Epstein
David M. Epstein President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: August 9, 2022	By:	/s/ Fang Ni
Fang Ni Chief Business and Interim Chief Financial Officer (Principal Financial Officer)