Form 10-Q
period 2022-09-30
Black Diamond Therapeutics, Inc.
filed 2022-11-08
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022, the registrant had 36,366,206 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”), contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “could”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:
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
•our future financial performance and our ability to effectively manage our anticipated growth;
•our estimates regarding the market opportunities for our product candidates, including our competitive position and the success of competing therapies that are or may become available;

•our need for and ability to attract and retain key scientific, management and other personnel and to identify, hire and retain additional qualified professionals;
•the potential for our business development efforts to maximize the value of our platform and product candidates;
•the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in partnership with others;
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
•the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•the ultimate impact of the ongoing coronavirus, or COVID-19 pandemic, or any other health epidemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our clinical trials, our research programs, healthcare systems or the global economy as a whole.
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
All of our forward-looking statements are as of the date of this Quarterly Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Some of these risks and uncertainties may in the future be amplified by the ongoing COVID-19 pandemic, including as a result of the emergence of new variants or subvariants, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report that modify or impact any of the forward-looking statements contained in this Quarterly Report will be deemed to modify or supersede such statements in this Quarterly Report.

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

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$53,960	$65,799
Investments	90,221	143,987
Prepaid expenses and other current assets	6,797	5,917
Total current assets	150,978	215,703
Property and equipment, net	2,731	3,035
Restricted cash	1,168	1,223
Right-of-use assets	25,539	27,705
Other non-current assets	—	16
Total assets	$180,416	$247,682
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,760	$4,107
Accrued expenses and other current liabilities	15,383	19,535
Total current liabilities	21,143	23,642
Non-current operating lease liabilities	26,042	28,140
Total liabilities	47,185	51,782
Commitments and contingencies (Note 10)	—	—
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at September 30, 2022 and December 31, 2021; 36,366,206 shares issued and outstanding at September 30, 2022 and 36,234,624 shares issued and outstanding at December 31, 2021	5	5
Additional paid-in capital	449,625	440,129
Accumulated other comprehensive loss	(2,488)	(414)
Accumulated deficit	(313,911)	(243,820)
Total stockholders' equity	133,231	195,900
Total liabilities and stockholders' equity	$180,416	$247,682
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$15,847	$27,626	$49,828	$77,165
General and administrative	6,277	7,738	21,148	23,627
Total operating expenses	22,124	35,364	70,976	100,792
Loss from operations	(22,124)	(35,364)	(70,976)	(100,792)
Other income (expense):
Interest income	562	776	1,354	2,876
Other (expense) income	(92)	(489)	(469)	(1,813)
Total other income (expense), net	470	287	885	1,063
Net loss	$(21,654)	$(35,077)	$(70,091)	$(99,729)
Net loss per share, basic and diluted	$(0.60)	$(0.97)	$(1.93)	$(2.76)
Weighted average common shares outstanding, basic and diluted	36,346,181	36,219,137	36,304,050	36,175,249

Comprehensive loss:
Net loss	$(21,654)	$(35,077)	$(70,091)	$(99,729)
Other comprehensive income:
Change in unrealized loss on investments	(202)	(68)	(2,074)	(471)
Comprehensive loss	$(21,856)	$(35,145)	$(72,165)	$(100,200)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(70,091)	$(99,729)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,291	10,661
Depreciation expense	382	82
Amortization of premium on investments	456	1,814
Noncash rent expense	2,049	1,331
Other non-cash items	—	(15)
Loss on disposal of property and equipment	8	3
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(880)	(2,163)
Other non-current assets	16	7
Accounts payable	1,653	2,263
Accrued expenses and other current liabilities	(3,929)	10,692
Non-current operating lease liabilities	(2,098)	(1,048)
Net cash used in operating activities	(63,143)	(76,102)

Cash flows from investing activities:
Purchases of equipment	(192)	(2,377)
Proceeds from sales and maturities of investments	87,690	134,331
Purchases of investments	(36,454)	(44,583)
Net cash provided by investing activities	51,044	87,371

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP	205	729
Net cash provided by financing activities	205	729
Net (decrease) increase in cash and cash equivalents	(11,894)	11,998
Cash, cash equivalents and restricted cash, beginning of period	67,022	35,828
Cash, cash equivalents and restricted cash, end of period	$55,128	$47,826

Cash and cash equivalents, end of period	$53,960	$46,603
Restricted cash, end of period	1,168	1,223
Cash, cash equivalents and restricted cash, end of period	$55,128	$47,826

Supplemental disclosure of non-cash investing and financing activities:
Purchases of equipment included in accounts payable and accrued expenses	$—	$216
Right-of-use assets obtained in exchange for operating lease obligation	$(117)	$21,484
Right-of-use asset derecognized upon early lease termination	$—	$476
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Par Value
BALANCE - December 31, 2020	36,078,383	$5	$425,363	$614	$(118,224)	$307,758
Exercise of common stock options	62,607	—	481	—	—	481
Vesting of restricted stock units	4,998	—	—	—	—	—
Stock-based compensation	1,224	—	3,094	—	—	3,094
Unrealized loss on investments	—	—	—	(279)	—	(279)
Net loss	—	—	—	—	(30,301)	(30,301)
BALANCE - March 31, 2021	36,147,212	5	428,938	335	(148,525)	280,753
Exercise of common stock options	48,014	—	184	—	—	184
Vesting of restricted stock units	8,331	—	—	—	—	—
Stock-based compensation	2,269	—	4,558	—	—	4,558
Unrealized loss on investments	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	(34,351)	(34,351)
BALANCE - June 30, 2021	36,205,826	5	433,680	211	(182,876)	251,020
Vesting of restricted stock units	13,673	—	—	—	—	—
Issuance of common stock related to ESPP	6,162	—	64	—	—	64
Stock-based compensation	3,195	—	3,009	—	—	3,009
Unrealized loss on investments	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	(35,077)	(35,077)
BALANCE - September 30, 2021	$36,228,856	$5	$436,753	$143	$(217,953)	$218,948
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Par Value
BALANCE - December 31, 2021	36,234,624	$5	$440,129	$(414)	$(243,820)	$195,900
Exercise of common stock options	3,565	—	11	—	—	11
Vesting of restricted stock units	5,000	—	—	—	—	—
Issuance of common stock related to ESPP	31,341	—	142	—	—	142
Stock-based compensation	13,038	—	3,375	—	—	3,375
Unrealized loss on investments	—	—	—	(1,361)	—	(1,361)
Net loss	—	—	—	—	(25,507)	(25,507)
BALANCE - March 31, 2022	36,287,568	5	443,657	(1,775)	(269,327)	172,560
Vesting of restricted stock units	3,333	—	—	—	—	—
Stock-based compensation	24,836	—	3,252	—	—	3,252
Unrealized loss on investments	—	—	—	(511)	—	(511)
Net loss	—	—	—	—	(22,930)	(22,930)
BALANCE - June 30, 2022	36,315,737	5	446,909	(2,286)	(292,257)	152,371
Exercise of common stock options	1,408	—	5	—	—	5
Vesting of restricted stock units	7,227	—	—	—	—	—
Issuance of common stock related to ESPP	22,321	—	47	—	—	47
Stock-based compensation	19,513	—	2,664	—	—	2,664
Unrealized loss on investments	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	(21,654)	(21,654)
BALANCE - September 30, 2022	36,366,206	$5	$449,625	$(2,488)	$(313,911)	$133,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Black Diamond Therapeutics, Inc. (the “Company”) is a clinical-stage precision oncology medicine company pioneering the discovery and development of MasterKey therapies. The Company was originally organized as a limited liability company in December 2014 under the name ASET Therapeutics LLC. In September 2016, the Company was converted to a corporation under the laws of the State of Delaware under the name ASET Therapeutics, Inc. The Company changed its name to Black Diamond Therapeutics, Inc. in January 2018. Since its inception, the Company has devoted substantially all of its efforts to raising capital, obtaining financing, and incurring research and development costs related to the development of its Mutation-Allostery-Pharmacology computational and drug discovery engine.
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
On February 1, 2021, the Company filed a shelf registration statement on Form S-3 ASR (the “Shelf”), with the Securities and Exchange Commission (the “SEC”), which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150 million of its common stock from time to time through Jefferies as its sales agent (the “ATM Program”). The Shelf became automatically effective upon filing on February 1, 2021. As of September 30, 2022, no sales have been made pursuant to the ATM Program.
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
As of November 8, 2022, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these unaudited interim condensed consolidated financial statements.
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
The extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments, which, despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, such as the duration of the ongoing COVID-19 pandemic, new strains of the virus, including any future variants or subvariants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information that may emerge concerning the severity of COVID-19, and any additional preventative and protective actions taken to contain the pandemic or treat its impact, among others. The Company does not yet know the full extent of potential delays or impacts on the Company’s business, clinical trials, research programs, healthcare systems or the global economy and cannot presently predict the scope and severity of any potential business shutdowns or disruptions but if the Company or any of the third parties with whom it engages were to experience prolonged business shutdowns or other disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on the Company’s business, results of operations and financial condition. The estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.
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
3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at September 30, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$51,898	$—	$—	$51,898
Investments:
Commercial paper	—	4,998	—	4,998
Corporate bonds	—	46,438	—	46,438
U.S. Government agencies	—	38,785	—	38,785
Total	$51,898	$90,221	$—	$142,119

	Fair value measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$63,730	$—	$—	$63,730
Investments:
Corporate bonds	—	104,066	—	104,066
U.S. Government agencies	—	39,921	—	39,921
Total	$63,730	$143,987	$—	$207,717
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
There were no transfers in or out of Level 3 categories in the periods presented.
4. INVESTMENTS
As of September 30, 2022, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$4,999	$—	$(1)	$4,998
Corporate bonds	47,581	—	(1,143)	46,438
U.S. Government agencies	40,129	—	(1,344)	38,785
Total	$92,709	$—	$(2,488)	$90,221
As of December 31, 2021, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$104,261	$47	$(242)	$104,066
U.S. Government agencies	40,140	—	(219)	39,921
Total	$144,401	$47	$(461)	$143,987
As of September 30, 2022, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government agencies, corporate bonds and commercial paper with a fair value of $44,587 that had maturities of one to three years.
As of December 31, 2021, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government agencies and corporate bonds with a fair value of $86,187 that had maturities of one to three years.

As of September 30, 2022, the marketable securities in a loss position had a maturity of less than one year, except for U.S. government agencies, corporate bonds and commercial paper with a fair value of $44,587, that had maturities of one to three years. As of December 31, 2021, the marketable securities in a loss position had a maturity of less than one year, except for U.S. government agencies and corporate bonds, with a fair value of $86,187, that had maturities of one to three years.
As of September 30, 2022, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary. In determining whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. There have been no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2022 and the year ended December 31, 2021.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Laboratory equipment	$792	$682
Furniture and fixtures	17	17
Computer and office equipment	120	120
Leasehold improvements	2,512	2,437
Construction in process	—	148
Property and equipment	3,441	3,404
Less: accumulated depreciation	(710)	(369)
Total Property and Equipment, net	$2,731	$3,035

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $382 and $82, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Contracted research services	$7,755	$12,192
Payroll and related expenses	3,890	5,088
Professional and consulting fees	963	1,935
Current portion of operating lease liability	2,775	320
Total accrued expenses and other current liabilities	$15,383	$19,535

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
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$2,481	$2,783	$8,674	$9,793
Restricted stock units	108	134	418	694
Employee Stock Purchase Plan and Other	75	92	199	174
	$2,664	$3,009	$9,291	$10,661
For the nine months ended September 30, 2022, the Company issued 57,387 shares of common stock out of its 2020 Plan under its policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,201	$732	$4,255	$4,586
General and administrative	1,463	2,277	5,036	6,075
	$2,664	$3,009	$9,291	$10,661

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2021	4,903,839	$17.38	7.6	$847
Granted	1,882,450	$3.33
Exercised	(4,973)	$3.20
Cancelled or forfeited	(1,042,595)	$16.16
Outstanding September 30, 2022	5,738,721	$13.00	7.8	$27
Options vested or expected to vest at September 30, 2022	5,738,721	$13.00	7.8	$27
Options exercisable at September 30, 2022	2,650,851	$15.78	6.6	$27
For the nine months ended September 30, 2022, total unrecognized compensation cost related to the unvested stock-options was $19,145, which is expected to be recognized over a weighted average period of 2.1 years.
Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the time-based restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The following table summarizes time-based restricted stock activity since January 1, 2022:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2021	30,667	$29.53
Granted	185,795	$2.32
Vested	(15,560)	$29.13
Cancelled or forfeited	(31,023)	$4.28
Unvested restricted common stock as of September 30, 2022	169,879	$4.42
The total fair value of time-based restricted stock units vested during the nine months ended September 30, 2022 was $453.
For the nine months ended September 30, 2022, total unrecognized compensation cost related to the time-based unvested restricted stock units was $515, which is expected to be recognized over a weighted average period of 1.2 years.
For the three months ended September 30, 2022, the Company granted no performance restricted stock units to its employees related to the achievement of certain clinical development and/or financing milestones and had 18,900 performance restricted stock units forfeited. As of September 30, 2022, the Company had 248,225 performance restricted stock units outstanding.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance conditions are considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.
As of September 30, 2022, for performance-based restricted stock units that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the nine months ended September 30, 2022.
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
During the nine months ended September 30, 2022 and 2021, there were 53,662 and 6,162 shares, respectively, issued under the 2020 ESPP.
8. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(21,654)	$(35,077)	$(70,091)	$(99,729)
Weighted average common shares outstanding, basic and diluted	36,346,181	36,219,137	36,304,050	36,175,249
Net loss per share, basic and diluted	$(0.60)	$(0.97)	$(1.93)	$(2.76)

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

	Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	5,738,721	4,926,476
Unvested restricted stock	169,879	30,667
Shares issuable under employee stock purchase plan	48,805	24,806
Warrants to purchase common stock	10,757	10,757
	5,968,162	4,992,706
9. LEASES
The Company has historically entered into lease arrangements for its facilities. As of September 30, 2022, the Company had two operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
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
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease Cost
Operating lease cost	$1,057	$900	$3,173	$1,975
Short-term lease cost	38	287	78	862
Variable lease cost	241	136	717	212
Total lease cost	$1,336	$1,323	$3,968	$3,049

Other Operating Lease Information	September 30, 2022	September 30, 2021
Gain on lease termination	$—	$5
Cash paid for amounts included in the measurement of lease liability	$1,884	$1,860
Weighted-average remaining lease term	8.1	8.9
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the three and nine months ended September 30, 2022 and 2021 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
Future minimum lease payments under the Company’s operating leases as of September 30, 2022 were as follows:

As of September 30, 2022
2022 (excluding the nine months ended September 30, 2022)	$1,051
2023	4,244
2024	4,359
2025	4,477
2026	4,599
Thereafter	16,973
Total lease payments	35,703
Less: interest	(6,886)
Total lease liability	$28,817

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
License agreements
The Company is a party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of September 30, 2022, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2022 or December 31, 2021.
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
11. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the “401(k) Plan”). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the “Code”). All matching contributions are fully vested when made. During the three and nine months ended September 30, 2022 and 2021, the Company contributed $154, $911, $207 and $772, respectively, to the 401(k) Plan.

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
To date, we have funded our operations with proceeds from the sale of preferred stock and common stock. Since inception, we have incurred significant operating losses. Our net losses were $70.1 million and $99.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $313.9 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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
As of September 30, 2022, we had cash, cash equivalents and investments of approximately $144.2 million, which we believe will fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
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
The extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments, which, despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, such as the duration of the ongoing COVID-19 pandemic, new strains of the virus, including any future variants or subvariants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information that may emerge concerning the severity of COVID-19, and any additional preventative and protective actions taken to contain the pandemic or treat its impact, among others. The Company does not yet know the full extent of potential delays or impacts on the Company’s business, clinical trials, research programs, healthcare systems or the global economy and cannot presently predict the scope and severity of any potential business shutdowns or disruptions but if the Company or any of the third parties with whom it engages were to experience prolonged business shutdowns or other disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on the Company’s business, results of operations and financial condition. The estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

Additionally, inflation generally affects the Company by increasing its employee-related costs and clinical trial expenses, as well as other operating expenses. The Company’s financial condition and results of operations may also be impacted by other factors it may not be able to control, such as global supply chain disruptions, global trade disputes or political instability. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks.
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
We expect our discovery research efforts and our related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will increase above current year levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.
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

Results of operations
Comparison of the three months ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$15,847	$27,626	$(11,779)
General and administrative	6,277	7,738	(1,461)
Total operating expenses	22,124	35,364	(13,240)
Loss from operations	(22,124)	(35,364)	13,240
Other income (expense):
Interest income	562	776	(214)
Other (expense) income	(92)	(489)	397
Total other income (expense), net	470	287	183
Net loss	$(21,654)	$(35,077)	$13,423
Research and development
Research and development expenses were $15.8 million for the three months ended September 30, 2022, compared to $27.6 million for the three months ended September 30, 2021. The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
BDTX-189 research and development expenses	$1,572	$7,105	$(5,533)
BDTX-1535 research and development expenses	2,578	2,425	153
Other research programs and platform development expenses	5,193	9,608	(4,415)
Personnel expenses	5,136	6,055	(919)
Allocated facility expenses	997	1,070	(73)
Other expenses	371	1,363	(992)
	$15,847	$27,626	$(11,779)
The decrease of $11.8 million for the three months ended September 30, 2022 was primarily due to a decrease of $5.5 million in spend relating to BDTX-189 associated with reduced trial activities stemming from the discontinuation of the development of BDTX-189 to focus on upcoming milestones for our pipeline programs, BDTX-1535 and BDTX-4933. In addition, we decreased spend relating to other research programs and platform development by $4.4 million for the three months ended September 30, 2022 due to reduced spending on early discovery projects, compared to the three months ended September 30, 2021.

General and administrative
General and administrative expenses were $6.3 million for the three months ended September 30, 2022 compared to $7.7 million for the three months ended September 30, 2021. This was primarily a result of a decrease in personnel-related costs, legal and other professional fees.
Other income (expense)
Other income was $0.5 million for the three months ended September 30, 2022, compared to $0.3 million for the three months ended September 30, 2021. The increase was primarily attributable was primarily attributable to amortization of premium on investments decreasing at a higher rate in 2022 compared to 2021 and interest income decreasing due to market conditions.
Comparison of the nine months ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$49,828	$77,165	$(27,337)
General and administrative	21,148	23,627	(2,479)
Total operating expenses	70,976	100,792	(29,816)
Loss from operations	(70,976)	(100,792)	29,816
Other income (expense):
Interest income	1,354	2,876	(1,522)
Other (expense) income	(469)	(1,813)	1,344
Total other income (expense), net	885	1,063	(178)
Net loss	$(70,091)	$(99,729)	$29,638
Research and development
Research and development expenses were $49.8 million for the nine months ended September 30, 2022, compared to $77.2 million for the nine months ended September 30, 2021. The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
BDTX-189 research and development expenses	$6,616	$22,592	$(15,976)
BDTX-1535 research and development expenses	5,055	4,872	183
Other research programs and platform development expenses	15,915	26,837	(10,922)
Personnel expenses	18,041	18,765	(724)
Allocated facility expenses	3,002	2,418	584
Other expenses	1,199	1,681	(482)
	$49,828	$77,165	$(27,337)

The decrease of $27.3 million in the nine months ended September 30, 2022 was primarily due to a decrease of $16.0 million in spend relating to BDTX-189 associated with reduced trial activities stemming from the discontinuation of the development of BDTX-189 to focus on upcoming milestones for our pipeline programs, BDTX-1535 and BDTX-4933. In addition, we decreased spend relating to other research programs and platform development by $10.9 million for the nine months ended September 30, 2022 due to reduced spending on early discovery projects, compared to the nine months ended September 30, 2021. Facility costs increased $0.6 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 due to the signing of a new lease.
General and administrative
General and administrative expenses were $21.1 million for the nine months ended September 30, 2022, compared to $23.6 million for the nine months ended September 30, 2021. This was primarily a result of a decrease in personnel-related costs, legal and other professional fees.
Other income (expense)
Other income was $0.9 million for the nine months ended September 30, 2022, compared to $1.1 million for the nine months ended September 30, 2021. The decrease was primarily attributable to amortization of premium on investments decreasing at a higher rate in 2022 compared to 2021 and and interest income decreasing due to market conditions.
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
On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through September 30, 2022, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of September 30, 2022, we had cash, cash equivalents and investments of $144.2 million.
On February 1, 2021, we filed a shelf registration statement on Form S-3 ASR, or the Shelf, with the SEC, which covers the offering, issuance and sale of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $150 million of our common stock, or the Shares, from time to time through Jefferies as our sales agent, or the ATM Program. The Shelf became automatically effective upon filing on February 1, 2021. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of September 30, 2022, no sales have been made pursuant to the ATM Program.

Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(63,143)	$(76,102)
Cash provided by investing activities	51,044	87,371
Cash provided by financing activities	205	729
Net (decrease) increase in cash and cash equivalents	$(11,894)	$11,998
Operating activities
During the nine months ended September 30, 2022, we used cash in operating activities of $63.1 million, primarily resulting from our net loss of $70.1 million, partially offset by the non-cash charge related to stock compensation expense of $9.3 million.
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
Investing activities
During the nine months ended September 30, 2022, we had cash provided by investing activities of $51.0 million primarily from the sales and maturities of investments.
During the nine months ended September 30, 2021, we had cash provided by investing activities of $87.4 million primarily from the sales and maturities of investments.
Financing activities
During the nine months ended September 30, 2022, we had cash provided by financing activities of $0.2 million, consisting of proceeds from exercise of stock options and participation in the employee stock purchase plan.
During the nine months ended September 30, 2021, we had cash provided by financing activities of $0.7 million consisting of proceeds from exercise of stock options.
Funding requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. The timing and amount of our operating expenditures will depend largely on our ability to:
•advance BDTX-1535 through clinical trials and continue preclinical studies for BDTX-4933 and our other product candidates;
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
As of September 30, 2022, we had cash, cash equivalents and investments of $144.2 million, which we believe will fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
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
•subject to receipt of regulatory approval, the costs of commercialization activities for our product candidates, to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•the ability to receive additional non-dilutive funding;
•the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, expanding and enforcing our intellectual property rights and defending intellectual property-related claims;
•our ability to establish and maintain collaboration arrangements for the development of our product candidates on favorable terms, if at all;
•the extent to which we acquire or in-license other product candidates and technologies; and
•the costs of operating as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time, if ever, as we can generate substantial product revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties or through other sources of financing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. Similarly, adverse macroeconomic conditions and market volatility resulting from global economic developments, political unrest, high inflation, the ongoing COVID-19 pandemic or other factors could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms or at all. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all.
To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, your the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the your rights as a of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. In addition, debt financing may involve significant cash payment obligations and specific financial ratios that may restrict our ability to operate our business would result in fixed payment obligations.
If we raise additional funds through collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain capital through arrangements with collaborators on terms unfavorable to us or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.
Contractual obligations and commitments
The following summarizes our contractual obligations as of September 30, 2022:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Property leases - commenced	$4,215	$8,777	$9,260	$13,451	$35,703
Total	$4,215	$8,777	$9,260	$13,451	$35,703
Property leases – commenced
The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of September 30, 2022. The minimum lease payments do not include common area maintenance charges or real estate taxes.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 17, 2022. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those previously disclosed.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
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

Black Diamond Therapeutics, Inc.

Date: November 8, 2022	By:	/s/ David M. Epstein
David M. Epstein President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: November 8, 2022	By:	/s/ Fang Ni
Fang Ni Chief Business and Interim Chief Financial Officer (Principal Financial Officer)