Form 10-K
period 2022-12-31
Black Diamond Therapeutics, Inc.
filed 2023-03-09
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $55,486,154 based on a closing price of $2.46 per share as quoted by the Nasdaq Global Select Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 24, 2023, the registrant had 36,481,146 shares of common stock, $0.0001 par value per share, outstanding.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders, or the Proxy Statement, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Summary of the Material and Other Risks Associated with Our Business
Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business, including those described in Part II, Item IA. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:
•We are very early in our development efforts and are substantially dependent on our clinical-stage product candidates, BDTX-1535 and BDTX-4933. If we are unable to advance BDTX-1535, BDTX-4933 or any of our other product candidates through clinical development, obtain regulatory approval and ultimately commercialize BDTX-1535, BDTX-4933 or any of our other product candidates, or experience significant delays in doing so, our business will be materially harmed.
•Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our Phase 1 clinical trial for BDTX-1535 or our planned Phase 1 clinical trial for BDTX-4933 with the genetic mutations that these product candidates are designed to target.
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
•If we are unable to obtain and maintain patent and other intellectual property protection for BDTX-1535, BDTX-4933, our MAP drug discovery engine and our other product candidates and technology, or any other product candidates or technology we may develop, or if the scope of intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize BDTX-1535, BDTX-4933, or any other product candidates or technology may be adversely affected.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “could”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Annual Report include, but are not limited to, statements about:
•the progress, timing and success of preclinical studies and our clinical trials of BDTX-1535, BDTX-4933 and any other product candidates, including the availability, timing and announcement of data and results of such studies and trials;
•the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and Investigational New Drug (IND) applications, and other regulatory submissions;
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
•our expectations regarding the period during which we will remain an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act);
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

Item 1. Business
We are a clinical-stage precision oncology medicine company focused on pioneering the discovery and development of novel MasterKey therapies. We target families of oncogenic mutations in patients with genetically defined cancers. The foundation of our company is built upon a deep understanding of cancer genetics, onco-protein structure and function, and medicinal chemistry. Our proprietary technology platform, which we refer to as our Mutation-Allostery-Pharmacology (MAP) drug discovery engine, is designed to allow us to analyze population-level genetic sequencing data to discover oncogenic mutations that promote cancer across tumor types. Our goal is to identify families of mutations that can be inhibited with MasterKey therapies, thereby providing precision oncology to greater numbers of patients with genetically defined tumors.
We have designed our product candidates to be potent, brain penetrant and selective MasterKey inhibitors of oncogenic mutational families which occur across a range of tumor types. Our lead product candidate, BDTX-1535, is designed to selectively and irreversibly inhibit a family of oncogenic mutations in the ErbB-1 epidermal growth factor receptor (EGFR) which are resistant to current generation tyrosine kinase inhibitors (TKIs), while sparing wild type EGFR (EGFR WT) activity. We are currently evaluating BDTX-1535 in the dose escalation portion of a Phase 1 clinical trial in non-small cell lung cancer (NSCLC) patients with EGFR resistance mutations, with or without brain metastases, and glioblastoma multiforme (GBM). Our second product candidate, BDTX-4933, is designed to be a brain penetrant and highly selective and potent inhibitor of oncogenic BRAF Class I, II, III and active RAF dimers promoted by upstream oncogenic alterations, such as RAS mutations, which has the potential to avoid paradoxical activation. We expect to initiate a Phase 1 clinical trial for BDTX-4933 in select indications for patients harboring all-class BRAF or RAS mutations in the first half of 2023. We are also leveraging our MAP drug discovery engine to identify other families of oncogenic mutations in validated oncogenes, which have the potential to expand the reach of MasterKey therapies.
In order to focus on progressing our pipeline through important upcoming milestones for BDTX-1535 and BDTX-4933, as well as on our discovery efforts, in April 2022, we announced the discontinuation of the development of BDTX-189, our EGFR/HER2 Exon 20 targeted therapy. In December 2022, we announced the spinout of undisclosed early discovery stage antibody programs enabled by the MAP drug discovery engine into Launchpad Therapeutics, Inc. (Launchpad), a new company formed to exploit the MAP drug discovery engine for the discovery, development and commercialization of large molecule therapeutics.
Approved targeted therapies, such as kinase inhibitors, have transformed the treatment of cancers and demonstrated a significant benefit to certain patients by treating active site mutations in a single tumor type. Improved genetic sequencing of human cancers has led to the discovery of additional oncogenic genetic alterations. These genetic alterations were previously unaddressed, unsuccessfully targeted or overlooked. Our MAP drug discovery engine is designed to reveal the oncogenic nature of undrugged driver mutations and their associated protein conformations. We discover MasterKey therapies to target families of oncogenic driver mutations by exploiting their shared activating conformation. We believe our MasterKey approach offers a substantial opportunity to expand the number of patients who could benefit from precision oncology medicines.

Our proprietary MAP drug discovery engine is built on three central pillars and enables the discovery of MasterKey inhibitors:
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
•Pharmacology—Using these shared characteristics, we seek to develop single small molecule product candidates, which we call MasterKey inhibitors, each designed to inhibit an entire family of oncogenic mutations.

Our pipeline
Utilizing our proprietary MAP drug discovery engine, we are building a pipeline of orally available, potent and selective small molecule MasterKey inhibitors that target families of driver mutations in individual oncogenes for the treatment of cancer. An overview of our pipeline of product candidates is shown in the table below.
BDTX-1535: a brain penetrant, mutant selective, irreversible EGFR MasterKey inhibitor
In NSCLC, EGFR inhibitors have demonstrated significant clinical benefit in patients with primary EGFR activating mutations and are the current first-line standard of care. However, over time, almost all patients acquire resistance and relapse. Furthermore, up to half of all NSCLC patients either have central nervous system (CNS) metastases at diagnosis or will develop them while on treatment, which contributes to increased resistance and a poor prognosis. The majority of first- and second-generation EGFR inhibitors do not adequately penetrate the CNS. While osimertinib displays some CNS penetration and delays the progression of CNS metastases, there are few options remaining to patients when resistance inevitably arises.
GBM is a difficult-to-treat, aggressive malignancy of the central nervous system. Standard therapy at diagnosis consists of surgical resection followed by radiation and chemotherapy, but prognosis remains poor, with only approximately 25% of newly diagnosed patients surviving two years or longer after diagnosis. Almost 50% of GBM tumors express one or more EGFR oncogenic alterations that affect the extracellular region of the receptor tyrosine kinase, consequently promoting oncogenic activation. We believe that current targeted therapies have been unsuccessful in treating GBM due to (i) the concurrent expression of different EGFR oncogenic alterations within individual patients, (ii) insufficient drug potency across different EGFR oncogenic alterations, (iii) paradoxical activation of mutant EGFR commonly found in GBM by earlier generation inhibitors, and (iv) low levels of brain penetration. In preclinical models, we have shown that the mechanism of activation for these EGFR oncogenic alterations involves the formation of a constitutive dimer that exhibits a conformation, leading to ligand-independent signaling shared by a family of extracellular domain EGFR alterations expressed in GBM.

BDTX-1535 is designed to be a potent, selective, irreversible, oral and brain penetrant small molecule inhibitor that targets families of EGFR oncogenic alterations. In preclinical studies, we have observed BDTX-1535 to inhibit a family of classical driver (Ex19del, L858R), intrinsic resistance (Exon18, Exon 21, and others), and acquired resistance (C797S associated with resistance to third generation EGFR inhibitors) EGFR mutations expressed in NSCLC patients. In other preclinical studies, BDTX-1535 has demonstrated inhibition of EGFR alterations commonly found in patients with GBM that promote a constitutive dimer without paradoxical activation. As such, BDTX-1535 has the potential to fill a critical need for a brain penetrant inhibitor that addresses the limitations of other EGFR directed therapies.

The IND for BDTX-1535 was cleared by the U.S. Food and Drug Administration (FDA) in the first quarter of 2022, and we also initiated a Phase 1 clinical trial in the first quarter of 2022. BDTX-1535 is currently being evaluated in the dose escalation portion of a Phase 1 clinical trial in GBM patients and NSCLC patients with EGFR resistance mutations, with or without brain metastases. We expect to provide an update on clinical data from the Phase 1 clinical trial in the second half of 2023.
BDTX-4933: a highly selective, brain penetrant RAF MasterKey inhibitor
BRAF mutations are among the most common mutations found in tumors. First-generation BRAF inhibitors have focused on V600E (Class I) mutations, but are not active against non-canonical oncogenic BRAF mutations. Non-canonical oncogenic mutations, including BRAF-fusions, can drive RAS-independent (Class II) or RAS-dependent (Class III) RAF dimers. In addition, current BRAF inhibitors can induce unwanted paradoxical activation that limits their breadth of activity and can result in cutaneous toxicity. Furthermore, the expression of BRAF mutations commonly occurs in patients with CNS tumors or brain metastases, but currently approved BRAF inhibitors have poor intrinsic brain penetration. As such, there remains a high unmet clinical need for a broad mutation spectrum and CNS penetrant BRAF inhibitor to treat patients expressing BRAF mutations with a precision medicine therapy.
BDTX-4933 is designed to be a potent and selective, reversible oral inhibitor that targets broad families of oncogenic Class II/III BRAF and Class I BRAF V600 mutations, along with constitutively active RAF dimers resulting from other upstream oncogenic MAPK pathway alterations, such as RAS alterations. In preclinical models, we observed that BDTX-4933 achieved regression of tumors carrying BRAF Class I, II, and III mutations, NRAS alterations and demonstrated brain penetrant properties.
The IND for BDTX-4933 was cleared by the FDA in the first quarter of 2023. We expect to initiate a Phase 1 clinical trial for BDTX-4933 in select indications for patients harboring all-class BRAF or RAS mutations in the first half of 2023.
Early-stage programs
We are also advancing our early-stage programs targeting families of oncogenic mutations in validated oncogenes developed utilizing our MAP drug discovery engine and expect to progress our program targeting FGFR2/3, as well as another undisclosed program, toward development candidate nomination in 2023.
Our strategy
Our vision is to build a differentiated, global biopharmaceutical company by discovering, developing, and commercializing novel precision medicines for every patient with genetically defined tumors. We are advancing the field of precision medicines through improved understanding of mutant protein conformations to (i) identify novel oncogenic driver mutations and (ii) target families of oncogenic mutations with individual MasterKey therapies. We believe our strategy will enable us to become an industry leader in precision oncology medicine and advance a portfolio of MasterKey therapies aimed at delivering safe and effective medicines to patients. The critical components of our strategy include:

•Rapidly advance BDTX-1535 through early clinical development to address families of oncogenic alterations in patients with GBM and NSCLC. We believe that BDTX-1535 could offer an improved approach in GBM and NSCLC by virtue of its ability to penetrate the blood brain barrier and potently, selectively and irreversibly inhibit a broad spectrum of EGFR alterations.
•Rapidly advance BDTX-4933 into early clinical development. We believe that BDTX-4933 could offer an improved approach to addressing oncogenic BRAF Class I, II, III and RAS mutations expressed in patients with or without tumors in the central nervous system.
•Expand our pipeline of potent and selective MasterKey inhibitors to fully exploit the potential of our proprietary MAP drug discovery engine. We believe that the general principles for mutation-driven conformational change that we have identified for our lead programs can be applied to other oncogenic proteins. We also believe that our MAP drug discovery engine has identified undrugged driver mutations for cancer and we intend to design and develop highly selective and potent inhibitors to block the activity of these oncogenic proteins. We are advancing several early-stage programs focused on targeting a range of driver mutations, including activating mutations outside of the active site. We believe that the lead molecules in our FGFR program could overcome the limitations of current therapies. Our FGFR molecules are designed to be potent and selective MasterKey inhibitors of FGFR2/3 mutations that spare FGFR1 and FGFR4, and to provide improved activity against gatekeeper mutations compared to currently approved pan-FGFR inhibitors. We expect our FGFR program and one other undisclosed program in solid tumors to progress towards development candidate nomination in 2023.
•Continue to invest in our proprietary MAP drug discovery engine to identify and characterize new mutation families. We plan to continue to innovate our MAP drug discovery engine to enable new insights and to accelerate our ability to identify mutational drivers. We will continue to enhance our proprietary computational algorithms by leveraging both our extensive in-house expertise in MasterKey inhibitors that target mutation families and our deep understanding of chemistry and computational technologies. By continuing to strengthen and expand our MAP drug discovery engine, we believe we can exploit the growing amount of genetic sequencing data to characterize mutations underlying human disease. In December 2022, we announced the spinout of undisclosed early discovery stage antibody programs enabled by the MAP drug discovery engine into Launchpad, a new company formed to exploit the MAP drug discovery engine for the discovery, development and commercialization of large molecule therapeutics.
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
Our history and team
We were founded by Dr. David M. Epstein and Dr. Elizabeth Buck in 2014 and, beginning in 2017, together with Versant Ventures, started building the MAP drug discovery engine. We have assembled a team with significant expertise in drug discovery and development with particular strengths in the discovery of small molecule protein kinase inhibitors. David M. Epstein, Ph.D., our President and Chief Executive Officer, was previously Chief Scientific Officer at OSI Pharmaceuticals, Inc. and founder of Archemix Corporation, where he led the advancement of multiple product candidates into the clinic across several therapeutic areas. Elizabeth Buck, Ph.D., our Chief Scientific Officer, previously led preclinical pharmacology and oncology translational research at OSI Pharmaceuticals, Inc. Brent Hatzis-Schoch, our Chief Operating Officer and General Counsel, was previously General Counsel at Radius Health, Inc. Fang Ni, Pharm.D., our Chief Business Officer and Chief Financial Officer, previously served as Principal and was a member of the investment team at Versant Ventures. Sergey Yurasov, M.D., Ph.D., our Chief Medical Officer, previously served as Chief Medical Officer at Nuvation Bio. Elizabeth Montgomery, our Chief People Officer, previously served as Chief People Officer at ClearView Healthcare Partners.

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
Limitations of current targeted therapies
Current targeted therapies provide clinical benefit to patients expressing ATP-site mutations, but not to patients expressing other mutations. Numerous other mutations beyond the active site mutations are known to the oncology clinical and research community, but those other mutations are often not currently targeted by approved inhibitors. For example, while EGFR-targeted therapies, including erlotinib and osimertinib, have proven to be effective in patients with ATP-site mutations, limited response to these inhibitors has been observed when treating patients with cancers expressing other types of oncogenic EGFR driver mutations, including those expressed outside of the ATP site, such as EGFR exon 20 insertions, and extracellular domain mutations, such as EGFRvIII. There remains a significant unmet medical need for new drugs that can extend precision medicines to patients expressing non-ATP site or non-canonical mutations. The figure below depicts the oncogenic EGFR mutations, shown in magenta. These include the ATP-site mutations, EGFR exon 19 deletions and L858R (left panel), as well as an additional spectrum of mutations occurring outside of the ATP site, including EGFRvIII (middle panel) and EGFR-L861X (right panel).

Emergence of genetic sequencing as standard of care in treating cancer
The cancer treatment landscape is rapidly evolving, and there is now widespread recognition that cancer is a disease of genetics, as much as it is a disease defined by histology or anatomical location. This shift has been driven by the increased use of genetic sequencing coupled with the availability of approved targeted therapies. The FDA has approved Foundation Medicine’s comprehensive genetic profiling test FoundationOne CDx and the Centers for Medicare & Medicaid Services announced coverage of next generation genetic sequencing tests, which we believe will further drive the use of genetic testing. A 2019 study demonstrated that 75% of oncologists in the United States employ genetic sequencing. As technological advancements in genetic sequencing improve and an increasing number of targeted therapies are developed, we believe that physicians will require molecular information about their patients’ cancers to determine the optimal course of treatment. Not only have advances in genetic sequencing changed the standard of care for oncology patients, but they are also leading to transformations in the discovery and development of oncology drugs.
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
For example, applying our algorithm to all currently known mutations in HER2 alone reveals a subset of mutations with high MAP scores, which we believe is a predictor of oncogenicity. For the ErbB family, we observed 3,868 unique mis-sense mutations (935 mutations in EGFR, 670 mutations in HER2, 794 mutations in HER3 and 1,469 mutations in HER4). These mutations are distributed throughout the target sequence. As illustrated in the figure below, we observed 670 unique mutations expressed in HER2, detected within a combined human tumor data set of approximately 70,000 cases (GENIE 5.0 and TCGA data sets). Through this analysis, we re-identified or confirmed the known HER2 oncogenic mutations, which are the mutations that we targeted with our earlier generation product candidate. We also identified an additional subset of mutations with high MAP scores, and we are currently validating these putative oncogenic mutations experimentally. Our goal is to expand our targeted mutation family to potentially include this additional group of non-canonical mutations.

Our genetic sequencing analysis has identified a family of 48 non-canonical mutations in both the extracellular and kinase domains of EGFR and HER2. The figure below is a compilation of the non-canonical EGFR and HER2 oncogenic mutations that we are targeting in both of our ErbB programs. Each dot represents a unique non-canonical EGFR and HER2 oncogenic mutation found in individual tumors, while the height of each dot represents the frequency at which such mutation was found. The sites of two mutations defined as canonical mutations are indicated. The frequency for EGFR oncogenic mutations expressed in GBM was calculated as relative frequency within GBM. The frequency for all other EGFR and HER2 mutations was calculated relative to all solid tumors (approximately 70,000 tumors within project GENIE 5.0 / TCGA dataset). Specifically, the figure shows the prevalence of various types of alterations of EGFR expressed in GBM (EGFRvIII, EGFRvII, EGFRvVI, three mutations affecting EGFR-A289 and two mutations affecting EGFR-G598) and various types of EGFR and HER2 alterations expressed across solid tumors (two mutations affecting HER2-S310, HER2-R678Q, six unique mutations affecting HER2-L755, four unique mutations affecting HER2-V777, HER2-V842I, 46 unique mutations that are deletions within exon 19, and 28 unique mutations that are insertions within exon 20 and EGFR-L858R).
We selected 43 additional HER2 mutations to experimentally test for oncogenicity using the BaF3 transformation assay. Thirty-three of the 43 mutations tested had high MAP scores and were therefore predicted to have oncogenic behavior, while ten of the 43 mutations had low MAP scores and were therefore not predicted to be oncogenic. In this screen, we also tested HER2 WT and three HER2 mutations that we had already observed to have oncogenic behavior. HER2 WT was unable to transform BaF3 cells to IL-3 independent proliferation, while all three validated HER2 oncogenic mutations (HER2-V842I, L755S and S310F) successfully transformed cells, as evidenced by greater than three-fold proliferation over a seven-day period. Of the 33 mutations with high MAP scores that were predicted to be oncogenic, 15 were transformative. In contrast, among the group of mutations with low MAP scores that were not predicted to have oncogenic behavior, only two transformed BaF3 cells to proliferate greater than three-fold over seven days. We found newly characterized mutations to be sensitive to an earlier clinical candidate, as evidenced below with potent inhibition of proliferation against cells transformed by the HER2-R103Q mutation.

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
In the ErbB space, the drug selectivity patterns of mutant EGFR and HER2 kinases provide evidence of unique conformational states driven by mutation. As illustrated in the figure below, dimerization is required for receptor activation, an important step in oncogenic signaling. In EGFR WT, the binding of a ligand to the extracellular domain promotes an active dimer conformation. In the case of EGFR WT, this is a transient ligand-induced dimer conformation. We have discovered that a family of EGFR and HER2 mutations activate these kinases and promote oncogenicity by stabilizing the kinase in a unique constitutive dimer conformation. Importantly, the constitutive dimer conformation results in a change in selectivity for drugs which bind to the ATP site, potentially reducing the effectiveness of currently approved targeted therapies, such as erlotinib.

INACTIVE
ACTIVE
Monomers
Transient Dimer
EGFR WT
Monomers
Constitutive Dimer
Oncogenic
Mutant ErbB

The protein conformation for the active form of mutant ErbB receptors is unique from the conformation of EGFR WT. EGFR WT is inactive in its monomeric form and activated upon the binding of an EGF ligand (shown in dark purple) to the extracellular domain, forming an active transient ligand-induced dimer conformation. Oncogenic ErbB mutations (highlighted in magenta in this example) can promote a constitutive dimer conformation which has high activity and is oncogenic.

Pharmacology—developing mutation spectrum-selective (MasterKey Inhibitors) drugs to our targets
We apply molecular dynamics to simulate the conformational state for any given mutation, and in this manner deliver design ready conformations for drug discovery. Our team of experienced medicinal and computational chemists seeks to leverage these conformations to design and identify small molecules that bind to the active site and inhibit the target only when it is in the unique conformation promoted by the non-canonical oncogenic mutations we identified. Combining a multidimensional medicinal chemistry lead identification and optimization strategy with our proprietary know-how in drug design, we aim to identify small molecules with bespoke selectivity against the entire desired spectrum of mutations as a family, while at the same time sparing inhibition of the wild type form of the protein or other unwanted targets. For the development of BDTX-1535, our product candidate that is currently in clinical development, we utilized these cell and tumor models as biological screens that recapitulate the tumor biology for these mutations. BDTX-1535 binds to the ATP-site to inhibit the constitutive dimer in a family of EGFR mutations, while at the same time sparing inhibition of the normal EGFR WT. In preclinical models, we have validated the activity for BDTX-1535 against the most commonly occurring of these types of mutations (EGFR vIII, EGFR amplification, EGFR Exon 19 deletion EGFR-746-750, EGFR-L858R, EGFR-C797S, EGFR-L861R and EGFR-G719X).
Our product candidates and development programs
We are leveraging our MAP drug discovery engine to develop a drug pipeline of orally available, potent and selective small molecule MasterKey therapies that target genetic drivers in several cancers. We own worldwide commercial rights to all of our product candidates.
BDTX-1535: a brain penetrant, mutant selective, irreversible EGFR MasterKey inhibitor targeting EGFR mutations expressed in GBM and EGFR driver and resistance mutations in NSCLC
Background and limitations of current EGFR inhibitors
EGFR is a potent oncogene commonly altered in many cancers, including GBM and NSCLC. EGFR alterations and EGFR mutations in GBM occur primarily in the extracellular domain, while NSCLC mutations more commonly impact the kinase domain.
Almost 50 percent of GBM tumors express one or more EGFR alterations that affect the extracellular region of the receptor kinase and promote oncogenic activation. These include large deletions in the extracellular domain, including the mutants EGFRvIII, EGFRvVI, and EGFRvII. These also include any one of a number of short variants, single amino acid substitutions affecting the extracellular domain, the most common of which are substitutions at position A289. These mutants are constitutively active, exhibit sustained signaling that is resistant to downregulation, and are both transforming and tumorigenic. Their expression has been associated with poor long-term overall survival.

EGFR oncogenic mutations are expressed throughout the target sequence. The figure below shows the most frequent EGFR oncogenic mutations expressed in GBM (EGFRvIII, EGFRvII, EGFRvVI, EGFR-G598 mutations, EGFR-A289 mutations), which was calculated as relative frequency within GBM (Brennan et al Cell 2013). Each dot represents a unique oncogenic mutation found in individual tumors and the height of each dot represents the frequency with which it was found. A given GBM patient may co-express multiple different EGFR oncogenic mutations. Therefore, we believe a critical challenge to overcome in drug discovery and clinical development of targeted therapies is to develop precision medicines for GBM that efficiently block the oncogenic activity across all of these various EGFR species.

Tumor frequency (log)
vIII
A289
vVI
vII
G598
vIII
vVI
vII
AA Position 0
200
400
600
Transmembrane region
800
1000
1200
Extracellular region
Intracellular region

We have shown that the mechanism of activation for these EGFR mutants requires formation of a covalent dimer, which is always active, also known as a constitutive dimer. The formatting of these constitutive dimers is essential for oncogenicity. No current generation EGFR-directed therapy has proved effective in treating patients that express these mutations. We believe that current targeted therapies have been unsuccessful in treating GBM due to (i) the concurrent expression of these EGFR oncogenic alterations within individual patients, (ii) insufficient drug potency for EGFR oncogenic alterations, (iii) reversible binding mode leading to paradoxical activation and iv) low levels of brain penetration. The figure below illustrates distinct EGFR oncogenic mutations (EGFRvIII, EGFRvII, EGFRvI, EGFR-A289V) that share the ability to promote constitutively active, ligand independent dimer conformation, which is different from the transient ligand-induced dimer conformation for EGFR WT. For mutants, the region surrounding each mutation site is highlighted in magenta. For EGFR WT, bound EGF ligand is shown in dark purple.

Currently approved reversible EGFR inhibitors, those proven clinically efficacious in NSCLC, have not demonstrated clinical activity in GBM. We believe this is, in part, due to reversible inhibitors, such as erlotinib, causing paradoxical activation of EGFR alterations. As shown in the figure below, erlotinib demonstrates antiproliferative activity in models harboring an exon 19 deletion mutation common in NSCLC. However, in a GBM model expressing EGFRvIII, erlotinib results in paradoxical activation which increases tumor proliferation at sub-saturating dose levels. We believe the irreversible binding profile of BDTX-1535 offers an opportunity to avoid paradoxical activation and potently inhibit the locked dimers formed by EGFR alterations commonly seen in GBM.
Reversible EGFR Inhibitors Show Potentially Detrimental Pharmacology in EGFR Driven GBM

In NSCLC, EGFR inhibitors have demonstrated significant clinical benefit in patients with primary EGFR activating mutations and are the current first-line standard of care. However, over time, almost all patients acquire resistance and relapse. For the third generation EGFR inhibitor osimertinib, acquired resistance can be associated with the acquisition of the EGFR-C797S mutation against which osimertinib is inactive. Additionally, a subset of NSCLC patients at primary diagnosis harbor intrinsic resistance EGFR mutations including complex mutations that are poorly addressed with current therapies. Furthermore, up to half of all NSCLC patients either have central nervous system (CNS) metastases at diagnosis or will develop them while on treatment. The majority of first- and second-generation EGFR inhibitors do not adequately penetrate the CNS, and while third generation, brain penetrant EGFR inhibitors such as osimertinib may delay the progression of CNS metastases, there are few options remaining to patients when resistance inevitably arises. Thus, treatment for patients who have progressed on current EGFR targeted agents with acquired mutations that drive resistance, including for patients with brain metastases, remains an area of high unmet medical need in NSCLC.
Our solution: BDTX-1535
In November 2020, we announced the nomination of BDTX-1535 as a development candidate for the treatment of GBM and NSCLC with or without brain metastases. BDTX-1535 is a potent, selective, irreversible, oral and brain penetrant small molecule inhibitor designed to address the critical unmet need in GBM and NSCLC driven by EGFR alterations. The pharmacological activity of BDTX-1535 was optimized to inhibit a wide spectrum of EGFR mutations that drive acquired and intrinsic resistance mechanisms, as well as targeting the CNS tumor settings through its potential for high brain exposure.
In cell-based assays, BDTX-1535 achieved potent MasterKey inhibition of a family of oncogenic EGFR variants expressed in GBM and EGFR amplification with selectivity versus normally expressed EGFR WT. This includes classical, intrinsic resistance and acquired resistance mutations expressed in NSCLC. BDTX-1535 is not a potent inhibitor of Exon20 insertion driver mutations or the T790M resistance mutation.
BDTX-1535 demonstrates potent inhibition of driver mutations, C797S resistance mutation, and EGFR Amp preclinically compared to Osimertinib

MasterKey profile of BDTX-1535 demonstrates potent inhibition of oncogenic GBM mutational family preclinically compared to Osimertinib
Additionally, BDTX-1535 achieved complete and sustained inhibition (>24 hours) of the phosphorylated state of EGFR in a mouse model expressing the common glioblastoma mutation, EGFRvIII, consistent with its irreversible binding mechanism demonstrated in vitro to EGFR WT. Furthermore, BDTX-1535 demonstrated tumor growth inhibition in a mouse model bearing intracranial GBM6 PDX expressing EGFRvIII and EGFR amplification, supporting its ability to penetrate the blood-brain barrier. BDTX-1535 also achieved sustained inhibition (>24 hours) of the phosphorylated state of EGFR in cells harboring the NSCLC acquired resistance mutation, C797S, as well as tumor growth inhibition in a mouse model bearing PDX tumors expressing C797S. This indicated that BDTX-1535 retains its ability to irreversibly bind to the serine 797 mutant residue that can be acquired after treatment with third generation EGFR tyrosine kinase inhibitors used in the first line setting.
Left: Oral, single dose of BDTX-1535 resulted in sustained inhibition of EGFR autophosphorylation in subcutaneous monoclonal Ba/F3 tumors expressing EGFRvIII. Right: Oral, once daily administration of BDTX-1535 showed increased survival in mice bearing intracranial PDX tumors expressing EGFRvIII and amplified EGFR.

Left: Mean tumor volume in mice expressing subcutaneous Ba/F3 allograft expressing Exon19del + C797S. Mice were treated orally with 40mg/kg of BDTX-1535 and 25mg/kg of osimertinib. Right: Inhibition of the phosphorylated state of EGFR in cells harboring the NSCLC Exon19 deletion and the acquired resistance mutation, C797S, after washout.
Furthermore, in mouse models, BDTX-1535 achieved tumor growth inhibition and regression in multiple subcutaneous mouse models bearing PDX and allograft tumors representing a spectrum of EGFR alterations. These models were selected to cover the EGFR alterations commonly found in patients with GBM as well as classical, intrinsic resistance, and acquired resistance mutations found in NSCLC patients.
% Regression in subcutaneous mouse models bearing PDX and allograft tumors expressing EGFR alterations commonly found in patients with GBM as well as classical, intrinsic resistance, and acquired resistance mutations found in NSCLC patients.

Clinical development
The IND for BDTX-1535 was cleared by the FDA in the first quarter of 2022, and the first-in-human clinical trial (BDTX1535-101) was also initiated in the first quarter of 2022. The Phase 1 dose escalation part of this trial is actively enrolling patients harboring EGFR oncogenic alterations both in GBM and NSCLC, with or without brain metastases.
BDTX1535-101 is an open-label, multicenter Phase 1 trial consisting of a dose escalation portion and disease specific dose expansion cohorts. It is designed to assess the safety, tolerability, pharmacokinetics and preliminary antitumor activity of BDTX-1535 in patients with either recurrent GBM expressing EGFR alterations or advanced/metastatic NSCLC harboring sensitizing EGFR mutations, with or without brain metastases, who have progressed on an approved EGFR inhibitor. Eligible NSCLC patients must have either an intrinsic resistance EGFR mutation in exon 18 or 21 or an acquired C797S mutation following prior therapy with a 3rd-generation EGFR inhibitor. As opposed to a traditional “3+3” design, the dose escalation part is based on a Bayesian adaptive design which allows a various number of patients to be enrolled at each dose level to assess safety, tolerability and pharmacokinetics of BDTX-1535 in order to establish a maximum tolerated dose (MTD). Once an MTD has been established, BDTX-1535 monotherapy will be explored in disease specific dose expansion cohorts to further evaluate safety, PK, and preliminary efficacy in order to establish a recommended phase 2 dose (RP2D). The trial allows evaluation of two dose levels in a disease specific expansion cohort in order to further optimize the RP2D dose selection for an indication. The disease specific dose expansion cohorts include: patients with recurrent GBM with EGFR alterations, patients with locally advanced/metastatic NSCLC with an acquired resistance EGFR mutation (e.g., C797S) with and without brain metastases, and patients with locally advanced/metastatic NSCLC with oncogenic EGFR intrinsic resistance mutations (e.g., G719X), in each case with and without brain metastases. The trial also includes a cohort of newly diagnosed glioblastoma patients to explore safety, tolerability, pharmacokinetics, and preliminary antitumor activity of BDTX-1535 in combination with temozolomide.
Our regulatory strategy includes pursuing a registration path for patients with recurrent GBM in parallel with NSCLC patients with either intrinsic resistance mutations or acquired resistance mutations who have progressed or are resistant to a third generation EGFR tyrosine kinase inhibitor (TKI). We expect to provide an update on the clinical data obtained from the BDTX1535-101 Phase 1 clinical trial in the second half of 2023.

BDTX-4933: a highly selective, brain penetrant RAF MasterKey inhibitor targeting oncogenic BRAF Class I, II, III and activated RAF dimers in the setting of RAS mutations
Background and limitations of RAF inhibitors
BRAF mutations are among the most common mutation found in tumors. Oncogenic alterations affecting BRAF include the V600E mutation (Class I) active site mutation together with families of non-canonical BRAF mutations (Class II and Class III) that are active as dimers. While the V600E Class I mutation has been successfully targeted in melanoma and other solid tumors, there are currently no approved therapies that target the full spectrum of Class II and Class III mutations that are expressed in melanoma and a range of other solid tumors. Additionally, expression of all classes of BRAF mutations commonly occurs in patients with CNS tumors or with brain metastasis, which currently remain unaddressed by approved drugs due to their poor brain penetration. Approved BRAF inhibitors can lead to unwanted paradoxical activation, which may lead to poor efficacy and secondary malignancies.
Classification of BRAF mutations. Class I, V600, signals as a monomer in an RAS-independent manner and constitutively activates the mitogen activated protein kinase (MAPK) signaling pathway. Class II and III BRAF mutations signal as dimers in an RAS-independent, and -dependent, respectively, and currently there are no approved therapies for these BRAF dimer mutations. First generation BRAF V600E-selective inhibitors are inactive against BRAF dimers, Class II and Class III.
Our solution: BDTX-4933
BDTX-4933 is designed as a brain penetrant, small molecule MasterKey reversible oral inhibitor of oncogenic BRAF Class I, II and III active RAF dimers promoted by upstream oncogenic alterations expressed by human cancers, while avoiding paradoxical activation. We believe that BDTX-4933 could offer an improved approach for treating melanoma, NSCLC and other solid tumors expressing Class I mutations with brain metastases as well as cancers expressing Class I, II and III alterations, including CNS diseases such as gliomas.

In cell-based assays, BDTX-4933 demonstrated potent inhibition of a wide spectrum of BRAF alterations including fusions and exhibited dose-dependent inhibition of cell proliferation. In preclinical BRAF-driven tumor models expressing Class I, II and III mutations, daily dosing of BDTX-4933 demonstrated dose-dependent tumor growth inhibition, tumor regression and survival advantage consistent with potent on-target and on-pathway inhibition. BDTX-4933 also demonstrated robust brain penetration properties and activity in intracranial mouse tumor models expressing the Class I V600E mutation.
MasterKey property of BDTX-4933 inhibitor: BDTX-4933 inhibitor demonstrates robust anti-tumor activity and regression across preclinical tumor models representing all 3 classes of BRAF mutations.
Survival rate of tumor bearing mice. BDTX-4933 inhibitor treated animals show significant extended survival compared to vehicle.

Clinical development
The IND for BDTX-4933 was cleared by the FDA in the first quarter of 2023. We expect to initiate a Phase 1 clinical trial for BDTX-4933 in select indications for patients harboring all-class BRAF or RAS mutations in the first half of 2023.

BDTX-189: an inhibitor of oncogenic mutations of EGFR and HER2
BDTX-189 was designed as an orally available small molecule MasterKey inhibitor to target a family of non-canonical and canonical driver mutations of EGFR and HER2, including Exon20 insertion, while sparing EGFR WT while also being a potent inhibitor of HER2 wild type (HER2 WT). These mutations are present in solid tumors including NSCLC, breast, gastric, colon, and endometrial cancers. To focus on progressing our pipeline through important upcoming milestones for BDTX-1535 and BDTX-4933 as well as our discovery efforts, in April 2022, we announced the discontinuation of the development of BDTX-189.
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
FGFR program
Oncogenic mutations affecting FGFR2 and FGFR3 (including short variant point mutations and fusions) are expressed across a range of cancers such as bladder and cholangiocarcinoma. While these mutations have been targeted by three first generation pan-FGFR inhibitors (erdafitinib, pemigatinib and infigratinib), clinical success has been hindered by dose limiting toxicities related to on-target inhibition of FGFR1, which causes hyperphosphatemia and the need for significant dose interruptions and dose reductions, and even discontinuation. These limitations curtail the efficacy of current generation FGFR targeted therapies.
BDTX FGFR program compounds are MasterKey inhibitors of oncogenic FGFR2/3 mutations with selectivity versus FGFR1 and activity against gatekeeper mutations. Tumor regression in mouse models has been observed. We anticipate progressing towards selection of a development candidate for the BDTX FGFR program in 2023.
Undisclosed program
We expect one other undisclosed program in solid tumors to progress to development candidate nomination in 2023.
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

There are currently compounds approved and in development which target the EGFR pathway and against which we expect BDTX-1535 to compete:
•In patients with EGFR acquired resistance: combination of amivantamab, or Rybrevant, and lazertinib, the former of which is marketed by and the latter of which is being developed by Janssen Biotech, Inc.; patritumab deruxtecan, which is being developed by Daiichi Sankyo Co.; BLU-525 and BLU-945, which are under development by BluePrint Medicines Corporation; and BBT-176, which is being developed by Bridge Biotherapeutics, Inc., and THE-349 under development by Theseus Pharmaceuticals, Inc.
•In patients with EGFR intrinsic resistance: afatinib, or GILOTRIF, which is marketed by Boehringer Ingelheim and approved as first-line treatment of NSCLC patients with exon 18 mutations; osimertinib, or TAGRISSO, which is marketed by AstraZeneca plc and is being prescribed off-label for NSCLC patients with exon 18 mutations; and neratinib, which is marketed by Puma Biotechnology, Inc.
•In patients with EGFR alterations present in GBM: ERAS-801, which is under development by Erasca, Inc.; WSD-0922-FU, which is under development by Wayshine Biopharm International Ltd.; CM93, which is under development by Crimson Biopharm Inc.; RO7428731, which is under development by Hoffman Roche; TAS-2940, which is under development by Taiho Oncology, Inc.; and epitinib, which is under development by Hutchison MediPharma Ltd.
There are currently compounds in development which target the RAS-RAF pathway and against which we expect BDTX-4933 to compete:
•In patients with BRAF Class II/III mutations and other RAS mutations: Day One Biopharmaceuticals, Inc., Kinnate Biopharma Inc., Jazz Pharmaceuticals plc, F. Hoffmann-La Roche AG, Erasca, Inc., Mirati Therapeutics, Inc., Boehringer Ingelheim Pharmaceuticals, Inc., Verastem, Inc., Revolution Medicines, Inc., Fore Biotherapeutics Inc., Nested Therapeutics Inc., and C4 Therapeutics, Inc.
In addition, there are other small molecule and precision oncology-focused companies with whom we may eventually compete, including Loxo Oncology, Inc. (acquired by Eli Lilly and Company), SpringWorks Therapeutics, Inc., Centessa Pharmaceuticals plc, Voronoi Inc., Deciphera Pharmaceuticals, Inc., and Relay Therapeutics, Inc.
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
As of February 23, 2023, we own seven U.S. provisional patent applications, four pending U.S. patent applications, and one issued U.S. patent. We also own ten Patent Cooperation Treaty, or PCT, patent applications and 28 foreign patent applications. Any U.S. or foreign patent issuing from these patent applications would be scheduled to expire in 2039 to 2043, excluding any additional term for patent term adjustment or patent term extension, and assuming that conversions are timely made based upon U.S. provisional patent applications, that national phase entries are timely made based upon the pending PCT applications, and the payment of all applicable maintenance or annuity fees.
BDTX-1535
As of February 23, 2023, we own one U.S. patent application, and two PCT patent application, and 15 foreign patent applications that cover our non-small cell lung cancer and glioblastoma program, including the composition of matter for BDTX-1535, polymorphs of BDTX-1535, as well as methods of using and making BDTX-1535. Any U.S. or foreign patent issued from these pending applications would be scheduled to expire between 2040 and 2042, assuming that national phase entries are timely made based upon the pending PCT applications, excluding any additional term for patent term adjustment or patent term extension.
BDTX-4933
As of February 23, 2023, we own three U.S. provisional patent applications, one PCT patent application, and one foreign patent application that cover our BRAF program, including the composition of matter for BDTX-4933 as well as methods of using and making BDTX-4933. Any U.S. or foreign patent issued from these pending applications would be scheduled to expire between 2042 and 2043, assuming that conversions are timely made based upon U.S. provisional patent applications, that national phase entries are timely made based upon the pending PCT applications, excluding any additional term for patent term adjustment or patent term extension.

BDTX-189
As of February 23, 2023, we own one pending U.S. patent application, one U.S. patent and 12 foreign patent applications that cover our tumor agnostic program, including the composition of matter for BDTX-189, polymorphs of BDTX-189, as well as methods of using and making BDTX-189. Any U.S. or foreign patent issued from these pending applications would be scheduled to expire in 2039, excluding any additional term for patent term adjustment or patent term extension, assuming national phase entries are timely made based upon the pending PCT application and payment of all applicable maintenance or annuity fees.
FGFR program
As of February 23, 2023, we own one PCT patent application that covers our FGFR program, which is directed to the composition of matter for the compounds of the program, analogs thereof, as well as methods of using and making these compounds. Any U.S. or foreign patent issued from this pending application would be scheduled to expire in 2042, assuming that conversions are timely made based upon U.S. provisional patent applications, that national phase entries are timely made based upon the pending PCT applications, excluding any additional term for patent term adjustment or patent term extension.
MAP drug discovery engine
As of February 23, 2023, we own one U.S. patent application that covers our MAP drug discovery engine and the use thereof in developing and applying therapeutics. Any U.S. patent issued from this U.S. patent application would be scheduled to expire in 2040, excluding any additional term for patent term adjustment or patent term extension.
Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO are often significantly narrowed by the time they issue, if they issue at all. Any of our pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. Our provisional patent applications may never result in issued patents and are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing the related provisional patent application. If we do not timely file non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional and national stage patent applications relating to our provisional and PCT patent applications, we cannot predict whether any of our future patent applications for BDTX-1535, BDTX-4933 or any of our other product candidates or technology will result in the issuance of patents that effectively protect BDTX-1535, BDTX-4933 or our other product candidates or technology. If we do not successfully obtain patent protection, or, even if we do obtain patent protection, if the scope of the patent protection we or our potential licensors obtain with respect to BDTX-1535, BDTX-4933 or our other product candidates or technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to our Intellectual Property.”

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
In March 2022, the FDA released a final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce developmental costs and time.

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
Accelerated approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the FDA, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period. Additionally, after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.
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
•On December 20, 2019, the Further Consolidated Appropriations Act was signed into law (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

•In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law and includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, including small molecule drugs; and require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, also including small molecule drugs.
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
On November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The IRA further extended the delay in implementing this rule under 2032. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
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
Should we utilize third-party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.
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
As of February 15, 2023, we had 65 full-time employees. 17 of our employees have Ph.D. degrees, three have Pharm.D. degrees, and two have M.D. degrees. The following table shows the number of full-time employees as of February 15, 2023 engaged in either research and development or administrative functions. All of our employees are located in the United States.

Function	Employees
Research and development	43
Administrative	22
Total	65
None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Black Diamond is committed to a culture of diversity, equity and inclusion. This commitment is reflected in our corporate goals and underpins our social, cultural and philanthropic initiatives. We work collaboratively with external organizations to attract, retain and develop diverse talent by ensuring we have a culture of inclusivity for all.
In 2022, approximately 67% of our new hires came from underrepresented categories, including women and racial or ethnic minorities. As of February 15, 2023, approximately 58% of the Company's workforce, and 49% of our employees in managerial roles, identified as female. As of February 15, 2023, approximately 29% of our workforce, and 23% of our employees in managerial roles, identified as racially or ethnically diverse.
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
We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave and flexible work schedules, among others. In addition to our broad-based equity award programs, we have used targeted equity-based grants with vesting conditions to facilitate retention of personnel.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering (IPO), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
Available Information
Our Internet address is www.blackdiamondtherapeutics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors & News” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report or any of our other securities filings unless specifically incorporated herein by reference. We have included our website address in this Annual Report solely as an inactive textual reference. Our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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
Risks related to the development of our product candidates
Risks related to clinical development
We are very early in our development efforts and are substantially dependent on our clinical-stage product candidates, BDTX-1535 and BDTX-4933. If we are unable to advance BDTX-1535, BDTX-4933 or any of our other product candidates through clinical development, obtain regulatory approval and ultimately commercialize BDTX-1535, BDTX-4933 or any of our other product candidates, or experience significant delays in doing so, our business will be materially harmed.
We are very early in our development efforts. We are currently evaluating BDTX-1535 in a Phase 1 clinical trial, and anticipate initiating a Phase 1 clinical trial for BDTX-4933 in the first-half of 2023. Our other product candidates are still in preclinical development and have never been tested in human subjects. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of BDTX-1535, BDTX-4933 and one or more of our other product candidates. In addition, our drug development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our product candidates. The success of our product candidates will depend on several factors, including the following:
•successful completion of preclinical studies;
•approval of INDs for our planned clinical trials or future clinical trials;
•FDA acceptance of our clinical development strategy;
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
There is no guarantee that the results obtained in current preclinical studies, our ongoing clinical trial of BDTX-1535, or our planned clinical trial of BDTX-4933 will be sufficient to obtain regulatory approval or marketing authorization for such product candidates. Negative results in the development of our lead product candidates may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates. Moreover, anti-tumor activity may be different in each of the different tumor types and for the different genetic mutations we plan on evaluating in the clinical trial and may differ from the results seen in our preclinical studies. Therefore, the tumor response may be low in patients with some cancers compared to others. This may result in discontinuation of development of a product candidate for patients with these tumor types and/or mutations due to insufficient clinical benefit while continuing development for a more limited population of patients more likely to benefit. As a consequence, we may have to negotiate with the FDA to reach agreement on defining the optimal patient population, study design and size in order to obtain regulatory approval, any of which may require significant additional resources and delay the timing of our clinical trials and ultimately the approval, if any, of any of our product candidates.
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
Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our Phase 1 clinical trial for BDTX-1535 or our planned Phase 1 clinical trial for BDTX-4933 with the genetic mutations these product candidates are designed to target.
Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are focused on patients with specific genetic mutations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, for both BDTX-1535 and BDTX-4933, we cannot be certain how many patients will have each of the genetic mutations that these product candidates are designed to target or that the number of patients enrolled for each mutation will suffice for regulatory approval and inclusion of each such mutation in the approved label. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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
•impacts of the ongoing COVID-19 pandemic on clinical trial site activation and patient enrollment;
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
We have limited experience as a company in conducting clinical trials. In part because of this limited experience, we cannot be certain that our ongoing preclinical studies and clinical trials will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations, or CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. For BDTX-1535 and BDTX-4933, we have entered into master services agreements with CROs to conduct our first-in-human clinical trials. There can be no assurance that we will be able to negotiate and enter into any additional master services agreement with other CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.
Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, potency, purity and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.
Before obtaining regulatory approvals for the commercial sale of our product candidates, including BDTX-1535 and BDTX-4933, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.
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
We submitted an IND for BDTX-1535 in December 2021, which was allowed by the FDA in the first quarter of 2022 and submitted an IND for BDTX-4933 in December 2022, which was allowed by the FDA in the first quarter of 2023. However, we may not be able to file INDs for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.
Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.
As one of the central elements of our business strategy and approach, we seek to screen and identify subsets of patients with a genetic alteration who may derive meaningful benefit from our development product candidates. To achieve this, our product development program is dependent on the development and commercialization of a companion diagnostic by us or by third-party collaborators. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. Each agency that approves a product candidate will independently need to approve the companion diagnostic before or concurrently with its approval of the product candidate, and before a product can be commercialized. The approval of a companion diagnostic as part of the product label will also limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect.
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
Since the number of patients that we plan to dose in our Phase 1 clinical trial of BDTX-1535 and our planned Phase 1 clinical trial of BDTX-4933 is smaller than the number of patients that would be enrolled in a registration trial, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

The number of patients that we plan to dose in our initial clinical trials is small. The preliminary results of clinical trials with smaller sample sizes can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of BDTX-1535 or BDTX-4933, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial clinical trials.
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
Additionally, some of the clinical trials we conduct may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our Phase 1 clinical trial of BDTX-1535 and planned Phase 1 clinical trial of BDTX-4933 include an open-label dosing design, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment with a placebo or active control.
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
•the FDA or comparable foreign regulatory authorities disagreeing with our clinical development strategy;
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
We are conducting clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We are conducting clinical trials for our product candidates outside the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Risks related to our approach
Our discovery and preclinical development is focused on the development of precision medicines for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to marketable products.
The discovery and development of precision medicines for patients with genetically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that the mutations targeted by our programs are oncogenic drivers, clinical results may not confirm this hypothesis or may only confirm it for certain mutations or certain tumor types. The patient populations for our product candidates are limited to those with specific target mutations and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients with the targeted mutations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our products and achieve profitability. In addition, even if our approach is successful in showing clinical benefit for tumors harboring the targeted mutations targeted in our current clinical trials, we may never successfully identify additional oncogenic mutations for other receptor tyrosine kinases. Therefore, we do not know if our approach of treating patients with genetically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer.
Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and expand our MAP drug discovery engine to build a pipeline of product candidates with commercial value.
A key element of our strategy is to use and expand our MAP drug discovery engine to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of various cancers. Although our research and development efforts to date have resulted in our discovery and development of BDTX-1535 and BDTX-4933, these clinical-stage candidates may not be safe or effective as cancer treatments, and we may not be able to develop any other product candidates. Our MAP drug discovery engine is evolving and may not in the future support the continued expansion of our pipeline of product candidates. For example, we may not be successful in identifying additional genetic mutations which are oncogenic and which can be “basketed” into a group that is large enough to present a sufficient commercial opportunity or that is druggable with one chemical compound. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our stock price.
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
Risks related to global events
Business, economic or geopolitical disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.

Broad-based business, economic or geopolitical disruptions or global health concerns could adversely affect our ongoing or planned research and development activities. Any such disruptions or concerns may impact a broad range of stakeholders, including our target patient populations, the hospitals and clinical sites in which we conduct any of our clinical trials, third parties with whom we engage, including our CROs, suppliers and regulators, and our lab-based employees. Such impacts could materially negatively affect our ability to conduct our business in the manner or on the timelines presently planned by causing delays in the enrollment of our clinical trials, the manufacture and supply of our product candidates, the conduct of experiments and studies and other interruptions and potential limitations on the quality, completeness and interpretability of data we are able to collect. For example, if the operations of our third-party manufacturers of drug substances and drug products in China were to be negatively affected, it could result in delays or disruptions in the supply of our product candidates and the conduct of experiments and studies. Any negative impact to patient enrollment or treatment or the timing and execution of our preclinical studies or clinical trials could cause costly delays to our development programs, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results.

Due to the COVID-19 pandemic, our lab-based employees continue to work from our labs with enhanced safety measures, and we continue to support hybrid work arrangements for our office-based employees; however, the extent to which future COVID-19 developments may impact our business, results of operations and financial condition are uncertain and cannot be predicted with confidence. Uncertainties include the duration of the outbreak, new information that may emerge concerning the severity of COVID-19, new strains of the virus, including the existing variants and any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, or the extent and effectiveness of any additional preventative and protective actions taken to contain the pandemic or treat its impact, among others. In addition, recurrences or additional waves of COVID-19 cases could cause other widespread, severe impacts depending on where infection rates are highest. COVID-19 has also caused, and may continue to cause for an extended period, volatility in the global financial markets and a slowdown in the global economy, which would reduce our ability to access capital and could negatively affect our liquidity.
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
The process of manufacturing of our product candidates is complex and highly regulated. We do not currently own any facility that may be used as our clinical scale manufacturing facility and expect to rely on outside vendors to manufacture supplies of our product candidates. We will need to negotiate and maintain contractual arrangements with these outside vendors for the supply of our product candidates and we may not be able to do so on favorable terms. We have not yet caused any product candidates to be manufactured on a commercial scale. Our contract manufacturers may incorporate their own proprietary processes into our product candidate manufacturing processes. We have limited control and oversight of a thirdparty’s contract manufacturer’s proprietary process, and a third-party contract manufacturer may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our product candidates.
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
If any contract manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different contract manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original contract manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change contract manufacturers for any reason, we will be required to verify that the new contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. The delays associated with the verification of a new contract manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget.
Risks related to sales, marketing and competition
We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.
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
If our drug candidates, including BDTX-1535 and BDTX-4933, are approved for the indications for which we are currently planning clinical trials, they will likely compete with the competitor drugs mentioned above and with other drugs that are currently in development. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see “Business—Competition.”
Risks related to our financial position and capital requirements
Risks related to past financial condition
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We are a biotechnology company with a limited operating history. We commenced operations in December 2014, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. Most of our product candidates are still in early clinical or preclinical development. We have not yet demonstrated our ability to successfully conduct or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third-party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates. Our most advanced product candidate, BDTX-1535, is currently only in a Phase 1 clinical trial. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through private placements of our preferred stock.
We have incurred significant net losses in each period since we commenced operations in December 2014. For the years ended December 31, 2022 and 2021, we reported net losses of $91.2 million and $125.6 million, respectively. As of December 31, 2022, we had an accumulated deficit of $335.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
•continue our research and development efforts and submit INDs for our product candidates;
•conduct preclinical studies and clinical trials for our current and future product candidates based on our Mutation—Allostery—Pharmacology, or MAP, drug discovery engine;
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
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Most of our product candidates are in early clinical or preclinical stages of development and will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our most advanced product candidate, BDTX-1535, is currently only in a Phase 1 clinical trial. Our other product candidates are in various stages of preclinical development. We face significant translational risk as our product candidates in preclinical development advance to the clinical stage, as promising results in preclinical studies may not be replicated in subsequent clinical trials and testing on animals may not accurately predict human experience. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•our ability to complete IND-enabling studies and successfully submit INDs or comparable applications;
•whether we are required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;
•our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, potency, purity, efficacy and acceptable risk to benefit profile of our product candidates or any future product candidates and such regulatory authorities’ acceptance of our clinical development strategy (i.e., our pursuit of approval based on a biomarker rather than a specific cancer indication);
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

We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our clinical, discovery and preclinical development activities to identify new product candidates and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. However, we have estimated our current additional funding needs based on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts.
We had cash, cash equivalents and investments of $122.8 million as of December 31, 2022. Our net proceeds from our initial public offering were $212.1 million, based the initial public offering price of $19.00 per share, after deducting underwriting discounts and commissions and offering expenses payable by us. We believe that, based upon our current operating plan, our existing capital resources, including net proceeds from our initial public offering will be sufficient to fund our anticipated operations into the third quarter of 2024, including the Phase 1 trial of BDTX-1535, the initiation of a Phase 1 trial for BDTX-4933, with additional resources for continued development of our early research programs and the MAP drug discovery engine. Our future capital requirements will depend on many factors, including:
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

We are very early in our development efforts, and most of our product candidates are still in early clinical or preclinical development. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of our product candidates, including the development of our clinical-stage product candidates, BDTX-1535 and BDTX-4933. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development, approval and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. The success of our product candidates will depend on several factors, including the following:
•successful completion of preclinical studies;
•approval of INDs for our planned clinical trials or future clinical trials;
•FDA acceptance of our clinical development strategy;
•successful enrollment in current and future clinical trials;
•positive results from current or future clinical trials that are supportive of safety and efficacy in the intended patient populations;
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. Our most advanced product candidate, BDTX-1535, is currently only in Phase 1 clinical studies and we plan to initiate a Phase 1 clinical trial for BDTX-4933 in the first half of 2023. Whether the results from our current and future clinical trials will suffice to obtain approval will be a review issue and the FDA may not grant approval and may require that we conduct one or more controlled, randomized Phase 3 clinical trials to obtain approval. There is limited experience of regulatory authorities outside of the United States with the approval of precision cancer medicines.

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
The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, NDA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, including our Phase 1 clinical trial design for BDTX-1535 and our planned Phase 1 clinical trial design for BDTX-4933;
•the FDA or comparable foreign regulatory authorities may disagree with our clinical development strategy;
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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, including BDTX-1535, BDTX-4933 and any other future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe and effective in humans. Our product candidates may fail to demonstrate efficacy in humans, and particularly across tumor types. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, the EMA or other comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.
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
Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA, the EMA, or other comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA, the EMA or other comparable foreign regulatory authorities will view our product candidates as having sufficient efficacy to support a targeted indication even if positive results are observed in clinical trials. To the extent that the results of the trials are not satisfactory to the FDA, the EMA or other comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Additionally, any safety or efficacy concerns observed in any tumor-specific subgroup of our clinical trials could limit the prospects for regulatory approval of our product candidates for a targeted indication, which could have a material adverse effect on our business, financial condition and results of operations.
We may in the future seek orphan drug status for BDTX-1535, BDTX-4933 and some of our other future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.
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
We may seek orphan drug designation for BDTX-1535, BDTX-4933 and some or all of our other future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these products. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations. For example, the FDA has expressed concerns regarding the regulatory considerations for orphan drug designation as applied to tissue agnostic therapies, and the FDA may interpret the FD&C Act and regulations promulgated thereunder in a way that limits or blocks our ability to obtain orphan drug designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.
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
We may seek Breakthrough Therapy designation for BDTX-1535, BDTX-4933 and some or all of our future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we may seek Breakthrough Therapy designation for BDTX-1535, BDTX-4933 and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive breakthrough therapy designation.
A Fast Track designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.
If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for BDTX-1535, BDTX-4933 or certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our other proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.
We may seek approval of our product candidates, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development, regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We may seek approval of product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. Under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.

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

Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
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
There have been legislative and executive efforts to fundamentally change or repeal parts of the ACA. While Congress has not passed repeal legislation to date, the Tax Cuts and Jobs Act of 2017, or TCJA, repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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
On December 20, 2019, the Further Consolidated Appropriations Act (H.R. 1865) was signed into law and repealed the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical devise excise tax on non-exempt medical devises. It is impossible to determine whether similar taxes could be instated in the future. The Bipartisan Budget Act of 2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS published a final rule that gives states greater flexibility, as of 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress including resulting in aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, or ATRA, was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, which can include small molecule drugs; and require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, also including small molecule drugs.

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
Since March 2020, when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the ongoing COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
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
•the federal Physician Payment Sunshine Act, created under the ACA and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care professionals, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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
Risks related to our intellectual property
Risks related to protecting our intellectual property
If we are unable to obtain and maintain patent and other intellectual property protection for BDTX-1535, BDTX-4933 and our other product candidates and technology, or any other product candidates or technology we may develop, or if the scope of intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize BDTX-1535, BDTX-4933, or any other product candidates or technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our product candidates, including BDTX-1535, BDTX-4933, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business, as well as successfully defending these patents against third-party challenges. If we do not adequately protect our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.
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
To protect our proprietary position, we plan to file patent applications in the United States and abroad relating to our product candidates that are important to our business; we may in the future also license or purchase patents or patent applications owned by others. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure or maintain patent protection with respect to BDTX-1535, BDTX-4933, or any other proprietary products and technology we develop, our business, financial condition, results of operations, and prospects would be materially harmed.
The U.S. provisional patent applications, the U.S. patent applications, or the PCT patent applications, and the foreign patent applications currently owned by us may never result in an issued patent. The U.S. provisional patent applications may not be eligible to become an issued patent until, among other things, we convert the U.S. provisional patent applications to one or more non-provisional patent applications within 12 months. If we do not timely convert the U.S. provisional patent applications to any non-provisional application, we may lose our priority date with respect to our U.S. provisional patent applications and any patent protection on the inventions disclosed in such U.S. provisional patent applications. The pending PCT patent application is not eligible to become an issued patent until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in such PCT patent application. While we intend to timely convert the U.S. provisional patent applications to one or more non-provisional patent applications and to timely file a national stage patent application relating to our PCT patent application, we cannot predict whether any of our future patent applications for BDTX-1535, BDTX-4933 or any of our other product candidates will result in the issuance of patents that effectively protect BDTX-1535, BDTX-4933 or our other product candidates. If we do not successfully obtain patent protection, or, even if we do obtain patent protection, if the scope of the patent protection we or our potential licensors obtain with respect to BDTX-1535, BDTX-4933 or our other product candidates and technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection with respect to BDTX-1535, BDTX-4933 and our other product candidates would have a material adverse effect on our business, financial condition, results of operations and prospects.

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
Even if they are unchallenged, our patent applications, if issued, and any patents we may own or in-license in the future, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent any patents we may own or in-license in the future by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third-party may develop a competitive therapy that provides benefits similar to one or more of our product candidates but that uses a formulation and/or a device that falls outside the scope of any patent protection we may have in the future. If the patent protection provided by our patent applications or any patents we may pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business. Although we currently own our patent applications, similar risks would apply to any patents or patent applications that we may own or in-license in the future.
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
Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If we choose to go to court to stop a third-party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. For example, significant elements of our MAP drug discovery engine, including aspects of oncogenicity computational algorithms, in vivo experiments to validate mechanisms and pharmacology, drug design, and related processes, are based on unpatented trade secrets that are not publicly disclosed. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us.
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

If we or our future licensors or strategic partners initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, lack of written description, lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our patent applications or any patents we may own or in-license in the future in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, any rights we may have from our patent applications or any patents we may own or in-license in the future, allow third parties to commercialize our product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or priority of invention or other features of patentability with respect to our patent applications and any patents we may own or in-license. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates and other technologies. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our future licensing partners and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.
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
We may not be able to pursue generic coverage of our product candidates outside of the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our product candidates and in jurisdictions where we do not have any issued patents our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. Our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.
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
•a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, including BDTX-1535 or BDTX-4933, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Business Officer & Chief Financial Officer, Chief Scientific Officer, and Chief Medical Officer. We face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.
We conduct our operations at our facilities in Cambridge, MA and New York, NY. The Massachusetts region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.
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
As of December 31, 2022, we had 65 full-time employees. We intend to hire new employees to conduct our research and development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:
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
We may fail to realize some or all of the anticipated benefits of the contribution of assets and license to Launchpad Therapeutics, Inc.
The anticipated financial, strategic and other benefits of our contribution to Launchpad Therapeutics, Inc., or Launchpad, of certain early discovery-stage antibody programs and license to our MAP Drug Discovery engine for certain large molecule therapies may not be achieved.
Risks related to tax
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (IRC), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, and may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of $241 million and U.S. federal research and development tax credit carryforwards of $8 million, each of which will begin to expire at various dates through 2039 and which could be limited if we experience an “ownership change.”
Beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures and requires taxpayers to capitalize and amortize them over five years for U.S. incurred expenditures or 15 years for non-U.S. incurred expenditures, pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. We have followed the current legislation to capitalize Section 174 expenditures in our financial statements, however we do not anticipate a material change to our effective tax rate or a material impact to our cash from operations if repeal or modification of the legislation is enacted retroactively to 2022.
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
We will seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
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

Based upon our common stock outstanding as of December 31, 2022, our executive officers, directors, and their affiliates beneficially owned a significant percentage of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete our initial public offering, or IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
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

As a public company, we are facing, and will continue to face, increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 thereof, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements mandate us to carry out activities we have not done previously. In addition, additional expenses associated with SEC reporting requirements are being incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if management identifies a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It is also more expensive to obtain and maintain director and officer liability insurance as a public company. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
As widely reported, the global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, increases in interest rates, increases in unemployment rates and uncertainty about economic stability. For example, inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. There can be no assurance that further deterioration in credit and financial markets and in global economic and political conditions will not occur. We believe that the state of global economic conditions are particularly volatile and uncertain, not only in light of the ongoing COVID-19 pandemic and the potential global recession resulting therefrom, but also due to recent and expected shifts in political, legislative and regulatory conditions concerning, among other matters, international trade and taxation, and that an uneven recovery or a renewed global downturn may negatively impact our ability to conduct clinical trials on the scale and timelines anticipated. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks.

Our general business strategy may be adversely affected by any such economic downturn, volatile business or political environment or continued unpredictable and unstable market conditions. For instance, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely or may rely in the future. Related sanctions, export controls or other actions may be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct or in the future may conduct business. Further, state-sponsored cyberattacks could expand as part of the conflict, which would adversely affect our and our suppliers' ability to maintain or enhance key cybersecurity and data protection measures. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, global trade disputes or political instability.
If the current equity and credit markets deteriorate, or do not improve, it may make obtaining any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget. To the extent that our profitability and strategies are negatively affected by downturns or volatility in general economic conditions, our business and results of operations may be materially adversely affected.
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
In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
The GDPR provides that EEA Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition.
The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States. We are subject to evolving and strict rules on the transfer of personal data out of the EEA to third countries such as the United States. Unless the destination country is an adequate country (as recognized by the European Commission), we will be required to incorporate a GDPR transfer mechanism (such as the European Commission approved standard contractual clauses ("SCCs”)) into our agreements with third parties to govern transfers of personal data outside the EEA. The new SCCs may also impact our business as companies based in the EEA may be reluctant to utilize the new clauses to legitimize transfers of personal data to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new SCCs impose upon exporters.

In addition, further to the UK’s exit from the EU on January 31, 2020, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The transfer of personal data outside of the UK is not subject to the new forms of SCCs but the UK has issued its own transfer mechanism – the UK international data transfer agreement – which, like the SCCs, requires exporters to carry out a transfer impact assessment. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill (or the UK Bill) into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk.
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
Further, a new California privacy law, the California Privacy Rights Act (CPRA), was passed by California voters on November 3, 2020 and entered into force on January 1, 2023. The CPRA, which amended the CCPA, creates additional obligations with respect to processing and storing personal information.
Similar laws have been passed in Connecticut, Colorado, Utah and Virginia and a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
In China, there have also been recent significant developments concerning privacy and data security. On June 10, 2021, the Standing Committee of the PRC National People’s Congress published the Data Security Law of the People’s Republic of China (the Data Security Law), which took effect on September 1, 2021. The Data Security Law requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data.

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
Furthermore, as we have begun to conduct trials in Korea, we are also subject to local Korean laws and regulations relating to privacy and use of confidential information of trial subjects, including, the Personal Information Protection Act and related legislation, regulations and orders (the “PIPA”). PIPA requires consent by the individuals with respect to the use of his or her data and requires the persons responsible for management of personal data to take the necessary technological and managerial measures to prevent data breaches and, among other duties, to notify the Personal Information Protection Commission of any data breach incidents within 24 hours. Failure to comply with PIPA in any manner may subject these persons responsible to personal liability for not obtaining such consent in an appropriate manner or for such breaches, including even negligent breaches, and violators face varying penalties ranging from monetary penalties to imprisonment. We strive to take the necessary technological and managerial measures to comply with PIPA, however despite these efforts to comply with PIPA, these rules are complex and evolving, subject to interpretation by government regulators which may change over time and therefore we are subject to the risk of claims by regulators of failure to comply with PIPA. Any failure, or perceived failure, by us to comply with such policies, laws, regulations, and other legal obligations and regulatory guidance could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions, including criminal proceedings, against us and certain of our executive officers by governmental entities or others or other liabilities. Any such claim, proceeding, or action, could hurt our reputation, brand, and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and merchants, and could have an adverse effect on our business, financial condition, and results of operations.
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
Recent or future patent reform legislation could also increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents we may own or in-license in the future. The United States has enacted and implemented wide-ranging patent reform legislation. On September 16, 2011, the Leahy-Smith America Invents Act, or America Invents Act, was signed into law, which includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, establish a new post-grant review system and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or other technologies or (ii) invent any of the inventions claimed in our patent applications or any patents we may own or in-license. These changes also allow third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Accordingly, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents we may own or in-license in the future, all of which could have a material adverse effect on our business and financial condition.

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
Some cyber security incidents may be very difficult to prevent. For example, supply chain incidents involving previously unknown vulnerabilities in widely-used software are becoming increasingly common, of which the Log4j incident is an example. While we are not currently aware of any impact from supply chain vulnerabilities including but not necessarily limited to Log4j, these are recent events, and the full scope of the attacks are not yet known. Therefore, there is residual risk that we may experience a security breach arising from Log4j, and other supply chain vulnerabilities.
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
Holders of Our Common Stock
As of February 28, 2023, there were approximately 35 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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
Overview
We are a clinical-stage precision oncology medicine company focused on pioneering the discovery and development of novel MasterKey therapies. We target families of oncogenic mutations in patients with genetically defined cancers. The foundation of our company is built upon a deep understanding of cancer genetics, onco-protein structure and function, and medicinal chemistry. Our proprietary technology platform, which we refer to as our Mutation-Allostery-Pharmacology (MAP) drug discovery engine, is designed to allow us to analyze population-level genetic sequencing data to discover oncogenic mutations that promote cancer across tumor types. Our goal is to identify families of mutations that can be inhibited with MasterKey therapies, thereby providing precision oncology to greater numbers of patients with genetically defined tumors.
We have designed our product candidates to be potent, brain penetrant and selective MasterKey inhibitors of oncogenic mutational families which occur across a range of tumor types. Our lead product candidate, BDTX-1535, is designed to selectively and irreversibly inhibit a family of oncogenic mutations in the ErbB-1 epidermal growth factor receptor (EGFR) which are resistant to current generation tyrosine kinase inhibitors (TKIs), while sparing wild type EGFR (EGFR WT) activity. We are currently evaluating BDTX-1535 in the dose escalation portion of a Phase 1 clinical trial in non-small cell lung cancer (NSCLC) patients with EGFR resistance mutations, with or without brain metastases and glioblastoma multiforme (GBM). Our second product candidate, BDTX-4933, is designed to be a brain penetrant and highly selective and potent inhibitor of oncogenic BRAF Class I, II, III and active RAF dimers promoted by upstream oncogenic alterations, such as RAS mutations, which has the potential to avoid paradoxical activation. We expect to initiate a Phase 1 clinical trial for BDTX-4933 in select indications for patients harboring all-class BRAF or RAS mutations in the first half of 2023. We are also leveraging our MAP drug discovery engine to identify other families of oncogenic mutations in validated oncogenes, which have the potential to expand the reach of MasterKey therapies.
In order to focus on progressing our pipeline through important upcoming milestones for BDTX-1535 and BDTX-4933, as well as on our discovery efforts, in April 2022, we announced the discontinuation of the development of BDTX-189, our EGFR/HER2 Exon 20 targeted therapy. In December 2022, we announced the spinout of certain early discovery stage antibody programs enabled by the MAP drug discovery engine into Launchpad Therapeutics, Inc. (Launchpad), a new company formed to exploit the MAP drug discovery engine for the discovery, development and commercialization of large molecule therapeutics.
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

To date, we have funded our operations with proceeds from the sale of preferred stock and common stock. Since inception, we have incurred significant operating losses. Our net losses were $91.2 million and $125.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $335.0 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•advance clinical studies for BDTX-1535 and BDTX-4933 and continue preclinical studies for our other product candidates;
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
As of December 31, 2022, we had cash, cash equivalents and investments of $122.8 million, which we believe will fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

COVID-19 Considerations
We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business and have taken steps to minimize its impact on our business and strategy, including devising contingency plans and securing additional resources from third-party service providers. Scientists in our labs continue to operate under enhanced safety measures and we continue to support hybrid work arrangements for our office employees. The extent to which future COVID-19 developments may impact our business, results of operations and financial condition are uncertain and cannot be predicted with confidence. If we or any of the third parties with whom we engage, including our manufacturers, suppliers, clinical trial sites, service providers, regulators and other third parties with whom we conduct business, were to experience prolonged business shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. In particular, if the operations of our third-party manufacturers of drug substances and drug products in China were to be negatively affected, it could result in delays or disruptions in the supply of our product candidates and the conduct of experiments and studies. Our assessment of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain or treat its impacts and the economic impacts on local, regional, national and international markets. COVID-19 has also caused, and may continue to cause for an extended period, volatility in the global financial markets and a slowdown in the global economy, which would reduce our ability to access capital and could negatively affect our liquidity.
Additionally, inflation due in part to COVID-19 generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, global trade disputes or political instability. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks.
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
We expect our discovery research efforts and our related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will increase above current levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.
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
Other income (expense)
Other income (expense) consists primarily of interest income earned on our cash equivalents and investment balances, realized and unrealized foreign currency transaction gains and losses, and gain (loss) on sale of IP related to equity method investment.
Equity in (losses) of unconsolidated entity
Equity in (losses) of unconsolidated entity consists of our share of equity method investee losses on the basis of our equity ownership percentage and IPR&D charges resulting from basis differences.

Results of operations
Comparison of the years ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$64,437	$96,829	$(32,392)
General and administrative	28,391	30,043	(1,652)
Total operating expenses	92,828	126,872	(34,044)
Loss from operations	(92,828)	(126,872)	34,044
Other income (expense):
Interest income	2,031	3,464	(1,433)
Other income (expense)	(354)	(2,188)	1,834
Gain on sale of IP	2,232	—	2,232
Total other income (expense), net	3,909	1,276	2,633
Equity in (losses) of unconsolidated entity	(2,250)	—	(2,250)
Net loss	$(91,169)	$(125,596)	$34,427
Research and development
Research and development expenses were $64.4 million for the year ended December 31, 2022, compared to $96.8 million for the year ended December 31, 2021. The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
BDTX-189 research and development expenses	$7,082	$26,158	$(19,076)
BDTX-1535 research and development expenses	8,414	6,659	1,755
BDTX-4933 research and development expenses	6,934	—	6,934
Other research programs and platform development expenses	13,466	33,295	(19,829)
Personnel expenses	22,889	25,017	(2,128)
Allocated facility expenses	4,088	3,454	634
Other expenses	1,564	2,246	(682)
	$64,437	$96,829	$(32,392)

The decrease of $32.4 million was primarily due to a net $12.9 million decrease in BDTX-4933 and other research programs and platform development expenses as we decreased research activities related to our platform and new programs, not including BDTX-4933. We begin tracking expenses by development candidate at nomination; therefore, BDTX-4933 expenses prior to January 2022 are included in other research programs and platform development expenses. BDTX-189 expenses decreased $19.1 million due to reduced clinical trial activities stemming from the discontinuation of the development of BDTX-189 to focus on upcoming milestones for our pipeline programs, BDTX-1535 and BDTX-4933. Costs related to BDTX-1535 increased $1.8 million due to the progression of our clinical trial. Personnel expenses decreased $2.1 million as a result of the realignment of our workforce to focus on upcoming milestones for our pipeline programs.
General and administrative
General and administrative expenses were $28.4 million for the year ended December 31, 2022, compared to $30.0 million for the year ended December 31, 2021. The decrease of $1.7 million was primarily due to an decrease in legal and other professional fees.
Other income (expense)
Other income was $3.9 million for the year ended December 31, 2022, compared to $1.3 million for the year ended December 31, 2021. The increase was primarily attributable to the gain on sale of IP related to the equity method investment in Launchpad as well as amortization of premium on investments increasing at a higher rate in 2022 compared to 2021 and interest income staying relatively flat.
Equity in (losses) of unconsolidated entity
Equity in (losses) of unconsolidated entity was $2.3 million for the year ended December 31, 2022, compared to zero for the year ended December 31, 2021. The decrease was attributable to our share of equity method investee losses on the basis of our equity ownership percentage and IPR&D charges resulting from basis differences, and no equity method investments in 2021.
Liquidity and capital resources
Sources of liquidity
Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of preferred stock and common stock.
On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through December 31, 2022, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of December 31, 2022, we had cash, cash equivalents and investments of $122.8 million.

On November 14, 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC, which covers the offering, issuance and sale of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500 million. We simultaneously entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by us of up to $150 million of our common stock, or the Shares, from time to time through Jefferies as our sales agent (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of December 31, 2022, no sales have been made pursuant to the ATM Program.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year ended December 31,
	2022	2021
Cash used in operating activities	$(85,082)	$(100,148)
Cash provided by investing activities	53,366	130,613
Cash provided by financing activities	177	729
Net increase (decrease) in cash and cash equivalents	$(31,539)	$31,194
Operating activities
During the year ended December 31, 2022, we used cash in operating activities of $85.1 million, primarily resulting from our net loss of $91.2 million, partially offset by the non-cash charge related to stock compensation expense of $12.2 million, and a decrease in accounts payable, accrued expenses and other current liabilities.
During the year ended December 31, 2021, we used cash in operating activities of $100.1 million, primarily resulting from our net loss of $125.6 million, partially offset by the non-cash charge related to stock compensation expense of $14.0 million, an increase in prepaid expenses and other current assets due to payments for research services and a decrease in deferred offering costs.
Changes in accounts payable and accrued expenses in all periods were generally due to growth in our business, the advancement of our product candidates, and the timing of vendor invoicing and payments.
Investing activities
During the year ended December 31, 2022, we had cash provided by investing activities of $53.4 million primarily from the sales and maturities of investments.
During the year ended December 31, 2021, we had cash provided by investing activities of $130.6 million primarily from the sales and maturities of investments.
Financing activities
During the year ended December 31, 2022, we had cash provided by financing activities of $0.2 million, consisting of proceeds from the exercise of stock options.

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
Funding requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. The timing and amount of our operating expenditures will depend largely on our ability to:
•advance BDTX-1535 and BDTX-4933 through clinical trials;
•advance preclinical development of our early stage programs, including our FGFR and other undisclosed program, including plans for nominating development candidates;
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
As of December 31, 2022, we had cash, cash equivalents and investments of $122.8 million, which we believe will fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time, if ever, as we can generate substantial product revenue from product sales, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties or through other sources of financing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock, and such sales may be on unfavorable terms. Similarly, adverse macroeconomic conditions and market volatility resulting from global economic developments, political unrest, high inflation, the ongoing COVID-19 pandemic or other factors could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms or at all. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all.
To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the your rights as a of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. In addition, debt financing may involve significant cash payment obligations and specific financial ratios that may restrict our ability to operate our business would result in fixed payment obligations.
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
Critical accounting policies and significant judgments and use of estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
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
We account for stock-based awards granted to employees and non-employees at fair value, which is measured using the Black-Scholes option-pricing model. The measurement date for the awards is generally the date of grant. Stock-based compensation costs are recognized as expenses over the requisite service period, which is generally the vesting period, on a straight-line basis for all time-vested awards.

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.
Recently issued accounting pronouncements
There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition, results of operations or cash flows.
Emerging growth company and smaller reporting company status
The Jumpstart Our Business Startups Act of 2012 (the JOBS Act) permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to not “opt out” of this provision and, as a result, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.
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

Item 8. Consolidated Financial Statements and Supplementary Data
BLACK DIAMOND THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Black Diamond Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Black Diamond Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Emphasis of Matter
As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s evaluation of the events and conditions and plans to mitigate this matter are also described in Note 1.

/s/	PricewaterhouseCoopers LLP

Boston, Massachusetts
March 9, 2023
We have served as the Company’s auditor since 2019.

Black Diamond Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$34,315	$65,799
Investments	88,492	143,987
Prepaid expenses and other current assets	4,899	5,917
Total current assets	127,706	215,703
Property and equipment, net	2,587	3,035
Restricted cash	1,168	1,223
Right-of-use assets	24,794	27,705
Other non-current assets	—	16
Total assets	$156,255	$247,682
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,877	$4,107
Accrued expenses and other current liabilities	13,384	19,535
Total current liabilities	15,261	23,642
Non-current operating lease liability	25,299	28,140
Total liabilities	40,560	51,782
Commitments and contingencies (Note 12)	—	—
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares and 10,000,000 shares authorized at December 31, 2022 and 2021, respectively; no shares issued or outstanding at December 31, 2022 and 2021	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at December 31, 2022 and 500,000,000 shares authorized at December 31, 2021; 36,434,297 shares issued and outstanding at December 31, 2022 and 36,234,624 shares issued and outstanding at December 31, 2021	5	5
Additional paid-in capital	452,503	440,129
Accumulated other comprehensive (loss) income	(1,824)	(414)
Accumulated deficit	(334,989)	(243,820)
Total stockholders' equity	115,695	195,900
Total liabilities and stockholders' equity	$156,255	$247,682

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$64,437	$96,829
General and administrative	28,391	30,043
Total operating expenses	92,828	126,872
Loss from operations	(92,828)	(126,872)
Other income (expense):
Interest income	2,031	3,464
Other income (expense)	(354)	(2,188)
Gain on sale of IP	2,232	—
Total other income (expense), net	3,909	1,276
Equity in (losses) of unconsolidated entities	(2,250)	—
Net loss	$(91,169)	$(125,596)
Net loss per share, basic and diluted	$(2.52)	$(3.47)
Weighted average common shares outstanding, basic and diluted	36,325,586	36,189,002

Comprehensive loss:
Net loss	$(91,169)	$(125,596)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments, net	(1,410)	(1,028)
Comprehensive loss	$(92,579)	$(126,624)

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeu tics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(91,169)	$(125,596)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,197	14,037
Depreciation expense	508	205
Amortization of premium on investments	536	2,186
Noncash rent expense	2,730	2,012
Gain on sale of investments	—	(10)
Other non-cash items	—	(5)
Loss on disposal of property and equipment	—	3
Gain on sale of property and equipment	(1)	—
Gain on sale of IP	(2,232)	—
Equity in (losses) of unconsolidated entities	2,250	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,018	(1,628)
Other non-current assets	16	90
Accounts payable	(2,230)	1,569
Accrued expenses and other current liabilities	(5,864)	8,714
Non-current operating lease liability	(2,841)	(1,725)
Net cash used in operating activities	(85,082)	(100,148)

Cash flows from investing activities:
Purchases of equipment	(192)	(2,710)
Proceeds from disposal of equipment	9	—
Proceeds from sales and maturities of investments	113,690	182,831
Purchases of investments	(60,141)	(49,508)
Net cash provided by investing activities	53,366	130,613

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP	177	729
Net cash provided by financing activities	177	729
Net increase (decrease) in cash and cash equivalents	(31,539)	31,194
Cash, cash equivalents and restricted cash, beginning of year	67,022	35,828
Cash, cash equivalents and restricted cash, end of year	$35,483	$67,022

Cash and cash equivalents, end of year	$34,315	$65,799
Restricted cash, end of year	1,168	1,223
Cash, cash equivalents and restricted cash, end of year	$35,483	$67,022

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligation	$(181)	$21,505
Right-of-use asset derecognized upon early lease termination	$—	$476
Purchases of equipment included in accounts payable and accrued expenses	$—	$148
Equity method investment acquired for non-cash consideration	$18	$—
The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - December 31, 2020	36,078,383	$5	$425,363	$614	$(118,224)	$307,758
Exercise of common stock options	110,621	—	665	—	—	665
Vesting of restricted stock units	27,002	—	—	—	—	—
Issuance of common stock related to ESPP	6,162	—	64	—	—	64
Stock-based compensation	12,456	—	14,037	—	—	14,037
Unrealized (loss) gains on investments	—	—	—	(1,028)	—	(1,028)
Net loss	—	—	—	—	(125,596)	(125,596)
BALANCE - December 31, 2021	36,234,624	$5	$440,129	$(414)	$(243,820)	$195,900
Exercise of common stock options	4,973	—	16	—	—	16
Vesting of restricted stock units	62,196	—	—	—	—	—
Surrender of shares for taxes	(11,428)	—	(28)	—	—	(28)
Issuance of common stock related to ESPP	53,662	—	189	—	—	189
Stock-based compensation	90,270	—	12,197	—	—	12,197
Unrealized (loss) gains on investments	—	—	—	(1,410)	—	(1,410)
Net loss	—	—	—	—	(91,169)	(91,169)
BALANCE - December 31, 2022	36,434,297	$5	$452,503	$(1,824)	$(334,989)	$115,695

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Black Diamond Therapeutics, Inc. (the Company) is a precision oncology medicine company pioneering the discovery and development of MasterKey therapies. The Company was originally organized as a limited liability company in December 2014 under the name ASET Therapeutics LLC. In September 2016 the Company was converted to a corporation under the laws of the State of Delaware under the name ASET Therapeutics, Inc. The Company changed its name to Black Diamond Therapeutics, Inc. in January 2018. Since its inception, the Company has devoted substantially all of its efforts to raising capital, obtaining financing, and incurring research and development costs related to the development of its mutation, allostery, and pharmacology drug discovery engine.
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
On November 14, 2022, the Company filed a shelf registration statement on Form S-3 (the Shelf Registration Statement), with the Securities and Exchange Commission (the SEC), which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum offering price of $500 million. The Company simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by the Company of up to $150 million of its common stock from time to time through Jefferies (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. As of December 31, 2022, no sales have been made pursuant to the ATM Program.
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Historically, the Company has funded its operations primarily with proceeds from the sale of preferred stock and common stock. The Company expects to continue to generate operating losses for the foreseeable future.
As of March 9, 2023, the issuance date of the consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these audited consolidated financial statements.
The Company will seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, and reduce headcount and general and administrative costs, which could adversely affect its business prospects. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its wholly owned subsidiaries, Black Diamond Therapeutics (Canada), Inc. and Black Diamond Therapeutics Security Corporation, after elimination of all significant intercompany accounts and transactions.
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
The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business and has considered the impact of COVID-19 on estimates within its financial statements. The extent to which future COVID-19 developments may impact the Company’s business, results of operations or financial condition are uncertain and cannot be predicted with confidence and there may be changes to its estimates in future periods. As of the date of issuance of these consolidated financial statements, the Company has not experienced material business disruptions or incurred impairment losses in the carrying value of its assets as a result of the pandemic and is not aware of any specific related event or circumstance that would require it to update its estimates.
Subsequent events
The Company considers events or transactions that occur after the balance sheet date but before the final financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.
Foreign currency and currency translation
The functional currency for the Company’s wholly owned foreign subsidiary, Black Diamond Therapeutics (Canada), Inc. is the United States Dollar. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred.
Cash and cash equivalents
The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At December 31, 2022 and 2021, cash and cash equivalents includes cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.

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
If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is other than temporary and, if so, marks the investment to market on the Company’s consolidated statements of operations and comprehensive loss.
Equity method investment
The Company utilizes the equity method to account for an investment when it possesses the ability to exercise significant influence, but not control, over the operating and financial decisions of the investee. Generally, the ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is not present. The Company applies the equity method to an investment in common stock of a nonconsolidated entity.
In applying the equity method, the Company’s investment was initially recorded at fair value on the consolidated balance sheet. The Company contributed IPR&D in exchange for its investment, so it also recognized a gain on sale of IPR&D in the consolidated statements of operations and comprehensive loss on the transaction date. The Company subsequently adjusted the carrying amount of the investment by the Company’s proportionate share of the net losses of the investee based on the Company’s percentage of common stock ownership during the reporting period. The Company recorded its share of the losses of the investee as losses from investment in equity method investee in the consolidated statements of operations and comprehensive loss.
The Company then evaluated whether there was a basis difference between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. The investee was not deemed a business as defined in ASC 805 – Business Combinations, so the Company immediately expensed the basis difference to the extent it related to IPR&D.
The Company is not obligated to make additional capital contributions for its equity method investment and does not have guaranteed obligations or additional financial support requirements to the investee. Therefore, it only recorded losses up to the amount of its total investment. The Company’s share of losses of the equity method investee on a cumulative basis exceeded its total investment amount, so the Company discontinued equity method loss recognition. The Company will resume recording its share of losses in future periods if the investee subsequently reports net income and the Company’s share of the earnings of the equity method investee equals the Company’s share of losses not recognized during the suspended period.
Equity method investments are reviewed for indicators of other-than-temporary impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. The Company presents income/losses from equity investments and any impairment related to equity method investments as losses from investments in equity method investees on the consolidated statements of operations and comprehensive loss. The carrying value of the Company’s equity method investment was zero as of December 31, 2022, therefore, an impairment assessment is not required. See Note 6 to our consolidated audited financial statements for additional information on the Company’s equity method investment.

Restricted cash
In connection with its operating lease commitments, the Company maintains certain balances for security deposits that are classified as restricted cash on the consolidated balance sheets. As of December 31, 2022 and 2021, the Company had $1,168 and $1,223, respectively, of restricted cash, which has been classified as a non-current asset on the consolidated balance sheet.
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

When assets are retired or otherwise disposed of, the cost of assets disposed of and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations and comprehensive loss in the period of disposal. Expenditures for repairs and maintenance are charged to expense as incurred.
Impairment of long-lived assets
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
•Level 2 — Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:
•quoted prices for similar assets and liabilities in active markets
•quoted prices for identical or similar assets or liabilities in markets that are not active
•observable inputs other than quoted prices that are used in the valuation of the asset or liabilities (e.g., interest rate and yield curve quotes at commonly quoted intervals)
•inputs that are derived principally from or corroborated by observable market data by correlation or other means
•Level 3 — Unobservable inputs for the assets or liabilities (i.e., supported by little or no market activity). Level 3 inputs include management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).
The carrying values of the Company’s prepaid expenses and other current assets, and accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these assets and liabilities.
Segment information
The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is the development of selective medicines for patients with genetically defined cancers driven by oncogenes activated by allosteric mutations.
Research and development costs
Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, stock-based compensation expense, allocated facility-related and depreciation expenses, third-party license fees and external costs of outside vendors engaged to conduct preclinical and clinical development activities. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.

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
The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For purposes of this calculation, outstanding options, unvested restricted common stock and shares issuable under the employee stock purchase plan are considered potentially dilutive common stock and are excluded from the computation of net income (loss) per share when their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022 and 2021.

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
3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$32,278	$—	$—	$32,278
Investments:
Commercial paper	—	3,747	—	3,747
Corporate bonds	—	45,643	—	45,643
U.S. Government agencies	—	39,102	—	39,102
Total	$32,278	$88,492	$—	$120,770

	Fair value measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$63,730	$—	$—	$63,730
Investments:
Corporate bonds	—	104,066	—	104,066
U.S. Government agencies	—	39,921	—	39,921
Total	$63,730	$143,987	$—	$207,717
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
There were no transfers in or out of Level 3 categories in the periods presented.
4. INVESTMENTS
As of December 31, 2022, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$3,748	$—	$(1)	$3,747
Corporate bonds	46,443	—	(800)	45,643
U.S. Government agencies	40,125	—	(1,023)	39,102
Total	$90,316	$—	$(1,824)	$88,492
As of December 31, 2021, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$104,261	$47	$(242)	$104,066
U.S. Government agencies	40,140	—	(219)	39,921
Total	$144,401	$47	$(461)	$143,987
As of December 31, 2022, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government agencies, corporate bonds and commercial paper with a fair value of $13,687 that had maturities of one to three years. As of December 31, 2022, all marketable securities held by the Company were in a loss position.
As of December 31, 2021, the marketable securities held by the Company in a loss position had remaining contractual maturities of one year or less, except for U.S. government agencies and corporate bonds with a fair value of $86,187 that had maturities of one to three years.

As of December 31, 2022, the Company reviewed its investment portfolio to assess whether the unrealized losses on its available-for-sale investments were temporary. In determining whether the decline in fair value of these securities was temporary, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2022 and 2021.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	December 31,
	2022	2021
Laboratory equipment	$770	$682
Furniture and fixtures	17	17
Computer and office equipment	38	120
Leasehold improvements	2,512	2,437
Construction in process	—	148
Property and equipment	3,337	3,404
Less: accumulated depreciation	(750)	(369)
Total Property and Equipment, net	$2,587	$3,035

Depreciation expense for the years ended December 31, 2022 and 2021 was $508 and $205, respectively.
6. EQUITY METHOD INVESTMENT
In December 2022, the Company received 9,000,000 shares of common stock in a newly formed antibody-focused precision oncology company, Launchpad Therapeutics, Inc. (Launchpad), in exchange for contributing early discovery-stage antibody programs and granting Launchpad a license to use its MAP drug discovery engine to discover, develop and commercialize large molecule therapeutics. As of the transaction date and as of December 31, 2022, the Company has a 39.1% voting interest in Launchpad and one seat on Launchpad’s Board of Directors which provide the Company with significant influence over Launchpad. The remaining voting interest in Launchpad is held by Versant Ventures and New Enterprise Associates (NEA), who are shareholders of the Company.
The Company accounted for the transaction under the equity method and recorded the carrying value of the Company’s investment in Launchpad common shares of $2,250 in equity method investments in the consolidated balance sheets. The contributed IPR&D had zero basis on the Company’s books prior to the transaction, therefore the Company recognized a gain on sale of IPR&D of $2,232 in the consolidated statements of operations and comprehensive loss. The Company also recognized a loss from investments in equity method investee of $1,540 in the consolidated statement of operations and comprehensive loss, associated with the Company’s proportionate share of Launchpad’s losses. The assets contributed by the Company were principally IPR&D and were not deemed a business by Launchpad, therefore the Company determined its remaining basis difference of $710 was substantially related to IPR&D and immediately expensed it. As of December 31, 2022, the carrying value of the investment in Launchpad was reduced to zero. Since the Company has no obligation to provide financing support to Launchpad, the Company is not required to record further losses exceeding the carrying value of the investment. The Company also determined that its investment in Launchpad is not material or significant to its operations or financial position.

7. ACCRUED EXPENSES
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021
Contracted research services	$4,713	$12,192
Payroll and related expenses	4,648	5,088
Professional and consulting fees	1,182	1,935
Current portion of operating lease liability	2,841	320
Total accrued expenses and other current liabilities	$13,384	$19,535
8. STOCK-BASED COMPENSATION
2017 Equity Incentive Plan
The Company’s 2017 Employee, Director and Consultant Equity Incentive Plan, as amended (the 2017 Plan), provided for the Company to grant qualified incentive options, nonqualified options, stock grants and other stock-based awards to employees and non-employees to purchase the Company’s common stock. Upon the effectiveness of the 2020 Plan (as defined below), no further issuances were made under the 2017 Plan.
2020 Stock Option and Incentive Plan
The 2020 Stock Option and Incentive Plan (the 2020 Plan) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 6,665,891, which was cumulatively increased on January 1, 2021 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. As of December 31, 2022, 5,764,159 shares remained available for issuance under the 2020 Plan. The number of authorized shares reserved for issuance under the 2020 Plan was increased by 1,457,371 shares effective as of January 1, 2023.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the 2020 ESPP) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 326,364 shares of common stock were initially reserved for issuance under this plan, which was cumulatively increased on January 1, 2021 and each January 1 thereafter by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. As of December 31, 2022, 592,904 shares remained available for issuance under the 2020 Plan. The number of authorized shares reserved for issuance under the 2020 Plan was increased by 326,364 shares effective as of January 1, 2023.

Option valuation
The assumptions that the Company used to determine the grant-date fair value of options granted were as follows, presented on a weighted-average basis:

	December 31,
	2022	2021
Risk-free interest rate	2.49%	0.93%
Expected term (in years)	6.0	5.6
Expected volatility	76.2%	76.0%
Expected dividend yield	0%	0%

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2021	4,903,839	$17.38	7.6	$847
Granted	2,155,650	$3.16
Exercised	(4,973)	$3.20
Cancelled or forfeited	(1,453,647)	$15.18
Expired	(241,469)	$14.58
Outstanding December 31, 2022	5,359,400	$12.40	7.8	$76
Options vested or expected to vest at December 31, 2022	5,359,400	$12.40	7.8	$76
Options exercisable at December 31, 2022	2,518,748	$16.03	6.9	$30

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2022 and 2021 was $2.11 and $12.93, respectively.
The total fair value of options vested during the years ended December 31, 2022 and 2021 was $15,392 and $11,438, respectively.
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

The following table summarizes restricted stock activity since January 1, 2021:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of January 1, 2021	54,336	$29.68
Granted	10,000	$28.69
Vested	(27,002)	$26.46
Cancelled or forfeited	(6,667)	$1.21
Unvested restricted common stock as of December 31, 2021	30,667	$29.53
Granted	185,795	$2.31
Vested	(62,196)	$8.93
Cancelled or forfeited	(52,869)	$3.38
Unvested restricted common stock as of December 31, 2022	101,397	$5.92

The aggregate fair value of restricted stock that vested during the years ended December 31, 2022 and 2021 was $556 and $714, respectively.
The Company had 19,000 performance restricted stock units outstanding at the beginning of the year ended December 31, 2022. For the year ended December 31, 2022, the Company granted 248,125 performance restricted stock units to its employees related to the achievement of certain clinical development, research and/or financing milestones and had 27,650 performance restricted stock units forfeited. As of December 31, 2022, the Company had 239,475 performance restricted stock units outstanding.
Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance conditions are considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.
As of December 31, 2022 and 2021, for performance-based restricted stock units that were outstanding, the achievement of milestones was considered probable for 3,063 shares and no shares, respectively.
During the year ended December 31, 2022, one milestone for outstanding performance restricted stock units was achieved and the Company recognized stock-based compensation expense related to this milestone of $7. The milestones that had not been met were considered not probable, and therefore no expense has been recognized related to these awards in the years ended December 31, 2022 and 2021.
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within its consolidated statements of operations and comprehensive loss:

	December 31,
	2022	2021
Stock options	$11,365	$12,964
Restricted stock units	559	812
Employee Stock Purchase Plan and Other	273	261
	$12,197	$14,037

For the years ended December 31, 2022 and 2021, the Company issued 90,270 and 12,456 shares, respectively, of common stock out of the 2020 Plan under the Company’s policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its consolidated statements of operations and comprehensive loss:

	December 31,
	2022	2021
Research and development	$5,277	$6,324
General and administrative	6,920	7,713
	$12,197	$14,037

As of December 31, 2022, total unrecognized compensation cost related to the unvested stock options was $14,814, which is expected to be recognized over a weighted average period of 1.9 years.
As of December 31, 2022, total unrecognized compensation cost related to the unvested restricted stock units was $326, which is expected to be recognized over a weighted average period of 0.9 years.
Employee stock purchase plan
The 2020 ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each six-month offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally includes all employees. Offering periods begin on the first trading day of January and July of each year and end on the last trading day in June and December of each year. Share purchases are funded through payroll deductions of up to 10% of an employee’s eligible compensation for each payroll period, up to $25 each calendar year.
For the years ended December 31, 2022 and 2021, there were 53,662 and 6,162 shares, respectively, issued under the 2020 ESPP.
9. INCOME TAXES
Income (loss) before income tax expense consists of the following:

	December 31,
	2022	2021
Domestic	$(91,270)	$(125,328)
Foreign	101	(268)
Total loss before income taxes	$(91,169)	$(125,596)

For the years ended December 31, 2022 and 2021, the Company recorded no income tax benefit for the net operating losses incurred each year, due to its uncertainty of realizing a benefit from those items. A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2022 and 2021, respectively, is as follows:

	December 31,
	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	4.4%	4.1%
Permanent differences	0.0%	(0.1)%
Stock compensation	(1.7)%	(0.4)%
Research and development credits	2.7%	2.6%
Change in valuation allowance	(26.5)%	(27.2)%
Other	0.1%	0.0%
Effective income tax rate	0.0%	0.0%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	Tax year ended December 31,
	2022	2021
Deferred tax assets (liabilities):
Net operating loss carryforwards	$60,651	$52,568
Research and development tax credits	7,934	5,439
Capitalized R&D	11,559	—
Operating lease liabilities	7,194	7,172
Accruals and other	1,463	1,251
Stock-based compensation	5,275	3,835
Total deferred tax assets	94,076	70,265
Valuation Allowance	(87,496)	(63,014)
Subtotal	6,580	7,251
Right-of-use assets	(6,387)	(7,236)
Net fixed assets	(193)	(15)
Net deferred tax assets	$—	$—
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development expenditures. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted within the United States or 15 years for research conducted abroad. As a result, the Company capitalized $49,991 of research and development expenses for the year ended December 31, 2022.
As of December 31, 2022, the Company had gross federal net operating loss carryforwards of $241,019, of which $2,556 begin to expire in 2036 and the remainder do not expire but are subject to 80% limitation. As of December 31, 2022, the Company had state net operating loss carryforwards of $158,917 that begin to expire in 2036. The Company also has net operating loss carryforwards in Canada of $471 that are set to expire beginning in 2039. Additionally, the Company had federal research and development tax credit carryforwards of $7,566 that expire at various dates through 2042.

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Management believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased by $24,482 during the year ended December 31, 2022 primarily as a result of net operating losses generated during the period along with capitalized research and development expenses.
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
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. As of December 31, 2022 and 2021, the Company’s tax years are still open under statute from 2019 to the present.
The Company’s foreign subsidiary has incurred losses since inception and the Company had no undistributed earnings as of December 31, 2022.

10. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	December 31,
	2022	2021
Net loss attributable to common stockholders	$(91,169)	$(125,596)
Weighted average common shares outstanding, basic and diluted	36,325,586	36,189,002
Net loss per share, basic and diluted	$(2.52)	$(3.47)
The Company’s unvested restricted common shares at December 31, 2022 and 2021 have been excluded from the computation of basic net loss per share attributable to common stockholders.
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

	December 31,
	2022	2021
Options to purchase common stock	5,359,400	4,903,839
Unvested restricted stock	101,397	30,667
Shares issuable under employee stock purchase plan	48,805	24,806
Unvested performance restricted stock units	239,475	19,000
Warrants to purchase shares of common stock	10,757	10,757
	5,759,834	4,989,069
11. LEASES
The Company has historically entered into lease arrangements for its facilities. As of December 31, 2022, the Company had two operating leases with required future minimum payments. In applying the transition guidance under ASC 842, the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
Operating Leases
In July 2020, the Company entered into a seven-year agreement with an option to extend for five additional years to lease two floors totaling approximately 25,578 square feet of office space for its principal office, which is located in Cambridge, MA. The lease on the first floor commenced on August 1, 2020 and the lease on the second floor commenced March 9, 2021. The Company recognized the respective lease balances on the consolidated balance sheets when the lease of each floor commenced. Under the terms of the lease, the Company was required to issue a $1,168 letter of credit as security for the lease. In December 2022, the Company entered into an agreement to sublease 14,439 square feet of its Cambridge office to a subtenant through August 2028. Sublease income is recognized on a straight-line basis over the term of the sublease agreement. The Company was not relieved of its primary obligation under the Cambridge office lease as a result of the sublease.

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
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Lease Cost
Operating lease cost	$4,228	$3,032
Short-term lease cost	88	886
Variable lease cost	1,012	444
Total lease cost	$5,328	$4,362

	December 31,
Other Operating Lease Information	2022	2021
Cash paid for amounts included in the measurement of lease liability	$2,935	$2,464
Weighted-average remaining lease term	7.8	8.8
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the year ended December 31, 2022 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
Future minimum lease payments under the Company’s operating leases as of December 31, 2022 were as follows:

2023	$4,244
2024	4,359
2025	4,477
2026	4,599
2027	4,724
Thereafter	12,250
Total lease payments	34,653
Less: interest	(6,513)
Total lease liability	$28,140

Rent expense for the years ended December 31, 2022 and 2021 was $5,342 and $3,921, respectively.

12. COMMITMENTS AND CONTINGENCIES
The Company enters into contracts in the normal course of business with contract research organizations (CROs), contract manufacturing organizations (CMOs) and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of service providers, up to the date of cancellation.
License Agreements
The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of December 31, 2022, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 or 2021.
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
13. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the 401(k) Plan). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the Code). All matching contributions are fully vested when made. During the years ended December 31, 2022 and 2021, the Company contributed $1,146 and $927, respectively, to the 401(k) Plan.

* * * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 11. Executive Compensation
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 140 of this Annual Report, incorporated into this Item by reference.
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
10.7#
Employment Agreement between the Registrant and David M. Epstein, Ph.D. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

10.8#
Employment Agreement between the Registrant and Brent Hatzis-Schoch (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

10.9#
Employment Agreement between the Registrant and Elizabeth Buck (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39200) filed on August 12, 2021)

10.10#
Employment Agreement between the Registrant and Sergey Yurasov (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39200) filed on August 9, 2022)

10.11#*	Employment Agreement between the Registrant and Elizabeth Montgomery
10.12#*	Employment Agreement between the Registrant and Fang Ni, as amended by Amendment No. 1 to the Employment Agreement between the Registrant and Fang Ni
10.13#*	Amended and Restated Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38501) filed on May 11, 2022)
10.14+
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

*	Filed herewith.
**	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

Item 16. Form 10-K Summary
The company has elected not to include summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Diamond Therapeutics, Inc.

Date: March 9, 2023	By:	/s/ David M. Epstein
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of March, 2023.

Signature	Title
/s/ David M. Epstein	President, Chief Executive Officer and Director (Principal Executive Officer)
David M. Epstein
/s/ Fang Ni	Chief Business Officer and Chief Financial Officer (Principal Financial Officer)
Fang Ni
/s/ Erika Jones	Vice President, Finance and Corporate Controller (Principal Accounting Officer)
Erika Jones
/s/ Mark A. Velleca	Chairman and Director
Mark A. Velleca
/s/ Ali Behbahani	Director
Ali Behbahani
/s/ Samarth Kulkarni	Director
Samarth Kulkarni
/s/ Alexander Mayweg	Director
Alexander Mayweg
/s/ Garry E. Menzel	Director
Garry E. Menzel
/s/ Rajeev Shah	Director
Rajeev Shah
/s/ Kapil Dhingra	Director
Kapil Dhingra
/s/ Wendy Dixon	Director
Wendy Dixon