Form 10-Q
period 2023-03-31
Black Diamond Therapeutics, Inc.
filed 2023-05-09
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2023, the registrant had 36,512,572 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “could”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:
•the progress, timing and success of preclinical studies and our clinical trials of BDTX-1535, BDTX-4933 and any other product candidates, including the availability, timing and announcement of data and results of such studies and trials;
•the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and Investigational New Drug (IND) applications and other regulatory submissions;
•the continued development and advancement of our fibroblast growth factor receptor (FGFR) program and nomination of BDTX-4876 as our development candidate;
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
•the implementation of our strategic plans for our business, any product candidates we may develop and our Mutation-Allostery-Pharmacology (MAP) drug discovery engine;
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
•the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•the ultimate impact of the ongoing coronavirus (COVID-19) pandemic, or any other health epidemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our clinical trials, our research programs, healthcare systems or the global economy as a whole.
Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” and elsewhere in our most recent Annual Report on Form 10-K for the year ended December 31, 2022 (the Annual Report) and in other Securities and Exchange Commission (SEC) filings. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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

This Quarterly Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Copies of some of the documents referred to herein have been filed as exhibits to this Quarterly Report. In this Quarterly Report, the terms “Black Diamond Therapeutics”, “Black Diamond”, the “Company”, “we”, “us”, “our” and similar designations refer to Black Diamond Therapeutics, Inc. and, where appropriate, our subsidiaries.
We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Quarterly Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

We have applied for various trademarks that we use in connection with the operation of our business. This Quarterly Report may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Quarterly Report is not intended to, and does not, imply a relationship with, or endorsement or sponsorship by, us. Solely for convenience, the trademarks, service marks and trade names referred to in this Quarterly Report may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner of these trademarks, service marks and trade names will not assert, to the fullest extent under applicable law, its rights.
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

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$39,141	$34,315
Investments	64,225	88,492
Prepaid expenses and other current assets	4,611	4,899
Total current assets	107,977	127,706
Property and equipment, net	2,333	2,587
Restricted cash	1,168	1,168
Right-of-use assets	24,104	24,794
Total assets	$135,582	$156,255
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,046	$1,877
Accrued expenses and other current liabilities	9,801	13,384
Total current liabilities	12,847	15,261
Non-current operating lease liabilities	24,545	25,299
Total liabilities	37,392	40,560
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at March 31, 2023 and December 31, 2022; 36,511,947 shares issued and outstanding at March 31, 2023 and 36,434,297 shares issued and outstanding at December 31, 2022	5	5
Additional paid-in capital	455,225	452,503
Accumulated other comprehensive loss	(1,176)	(1,824)
Accumulated deficit	(355,864)	(334,989)
Total stockholders' equity	98,190	115,695
Total liabilities and stockholders' equity	$135,582	$156,255
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$14,753	$17,786
General and administrative	6,808	7,893
Total operating expenses	21,561	25,679
Loss from operations	(21,561)	(25,679)
Other income (expense):
Interest income	622	406
Other (expense) income	64	(234)
Total other income (expense), net	686	172
Net loss	$(20,875)	$(25,507)
Net loss per share, basic and diluted	$(0.57)	$(0.70)
Weighted average common shares outstanding, basic and diluted	36,483,878	36,271,291

Comprehensive loss:
Net loss	$(20,875)	$(25,507)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	648	(1,361)
Comprehensive loss	$(20,227)	$(26,868)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,875)	$(25,507)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,671	3,375
Depreciation expense	122	125
Amortization of premium on investments	109	232
Noncash rent expense	690	686
Loss on sale of property and equipment	37	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	383	(2,648)
Other non-current assets	—	6
Accounts payable	1,169	(2,224)
Accrued expenses and other current liabilities	(3,583)	(1,958)
Non-current operating lease liabilities	(754)	(687)
Net cash used in operating activities	(20,031)	(28,600)

Cash flows from investing activities:
Purchases of equipment	—	(7)
Proceeds from sales and maturities of investments	24,806	37,240
Purchases of investments	—	(20,504)
Net cash provided by investing activities	24,806	16,729

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP	51	153
Net cash provided by financing activities	51	153
Net increase (decrease) in cash and cash equivalents	4,826	(11,718)
Cash, cash equivalents and restricted cash, beginning of period	35,483	67,022
Cash, cash equivalents and restricted cash, end of period	$40,309	$55,304

Cash and cash equivalents, end of period	$39,141	$54,081
Restricted cash, end of period	1,168	1,223
Cash, cash equivalents and restricted cash, end of period	$40,309	$55,304

Supplemental disclosure of non-cash investing and financing activities:
Sale of equipment included in prepaid expenses and other current assets	$95	$—
Right-of-use assets obtained in exchange for operating lease obligation	$—	$115
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - December 31, 2021	36,234,624	$5	$440,129	$(414)	$(243,820)	$195,900
Exercise of common stock options	3,565	—	11	—	—	11
Vesting of restricted stock units	5,000	—	—	—	—	—
Issuance of common stock related to ESPP	31,341	—	142	—	—	142
Stock-based compensation	13,038	—	3,375	—	—	3,375
Unrealized gain (loss) on investments	—	—	—	(1,361)	—	(1,361)
Net loss	—	—	—	—	(25,507)	(25,507)
BALANCE - March 31, 2022	36,287,568	5	443,657	(1,775)	(269,327)	172,560

BALANCE - December 31, 2022	36,434,297	$5	$452,503	$(1,824)	$(334,989)	$115,695
Vesting of restricted stock units	23,575	—	—	—	—	—
Surrender of shares for taxes	(3,903)	—	—	—	—	—
Issuance of common stock related to ESPP	33,202	—	51	—	—	51
Stock-based compensation	24,776	—	2,671	—	—	2,671
Unrealized gain (loss) on investments	—	—	—	648	—	648
Net loss	—	—	—	—	(20,875)	(20,875)
BALANCE - March 31, 2023	36,511,947	$5	$455,225	$(1,176)	$(355,864)	$98,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Black Diamond Therapeutics, Inc. (the Company) is a precision oncology medicine company pioneering the discovery and development of MasterKey therapies. The Company was originally organized as a limited liability company in December 2014 under the name ASET Therapeutics LLC. In September 2016, the Company was converted to a corporation under the laws of the State of Delaware under the name ASET Therapeutics, Inc. The Company changed its name to Black Diamond Therapeutics, Inc. in January 2018. Since its inception, the Company has devoted substantially all of its efforts to raising capital, obtaining financing and incurring research and development costs related to the development of its mutation, allostery, and pharmacology drug discovery engine.
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
On November 14, 2022, the Company filed a shelf registration statement on Form S-3 (the Shelf Registration Statement), with the Securities and Exchange Commission (the SEC), which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum offering price of $500 million. The Company simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by the Company of up to $150 million of its common stock from time to time through Jefferies (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. As of March 31, 2023, no sales have been made pursuant to the ATM Program.
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
As of May 9, 2023, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these unaudited interim condensed consolidated financial statements.
The Company will seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, or reduce headcount and general and administrative costs, which could adversely affect its business prospects. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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
The Company continues to monitor the impact of global economic developments, political unrest, high inflation, the recent failure of certain banks and financial institutions, and health crises, such as the COVID-19 pandemic, on all aspects of its business, and has considered the impact of these factors on estimates within its financial statements. The extent to which future developments may impact the Company’s business, results of operations or financial condition are uncertain and cannot be predicted with confidence and there may be changes to estimates in future periods. As of the date of issuance of these condensed consolidated financial statements, the Company has not experienced material business disruptions or incurred impairment losses in the carrying value of its assets as a result of these factors and is not aware of any specific related event or circumstance that would require it to update its estimates.

3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at March 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,587	$—	$—	$15,587
Investments:
Corporate bonds	—	36,242	—	36,242
U.S. Government agencies	—	27,983	—	27,983
Total	$15,587	$64,225	$—	$79,812

	Fair value measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$32,278	$—	$—	$32,278
Investments:
Commercial paper	—	3,747	—	3,747
Corporate bonds	—	45,643	—	45,643
U.S. Government agencies	—	39,102	—	39,102
Total	$32,278	$88,492	$—	$120,770
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
There were no transfers in or out of Level 3 categories in the periods presented.

4. INVESTMENTS
As of March 31, 2023, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$36,780	$—	$(538)	$36,242
U.S. Government agencies	28,621	—	(638)	27,983
Total	$65,401	$—	$(1,176)	$64,225
As of December 31, 2022, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$3,748	$—	$(1)	$3,747
Corporate bonds	46,443	—	(800)	45,643
U.S. Government agencies	40,125	—	(1,023)	39,102
Total	$90,316	$—	$(1,824)	$88,492
As of March 31, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds with a fair value of $1,983 that had maturities of one to three years. As of March 31, 2023, all marketable securities held by the Company were in a loss position.
As of December 31, 2022, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government agencies, corporate bonds, and commercial paper with a fair value of $13,687 that had maturities of one to three years. As of December 31, 2022, all marketable securities held by the Company were in a loss position.
As of March 31, 2023, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. The Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company also determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2023 and the year ended December 31, 2022.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Laboratory equipment	$611	$770
Furniture and fixtures	17	17
Computer and office equipment	38	38
Leasehold improvements	2,512	2,512
Property and equipment	3,178	3,337
Less: accumulated depreciation	(845)	(750)
Total Property and Equipment, net	$2,333	$2,587

Depreciation expense for the three months ended March 31, 2023 and 2022 was $122 and $125, respectively.

6. EQUITY METHOD INVESTMENT
In December 2022, the Company received 9,000,000 shares of common stock in a newly formed antibody-focused precision oncology company, Launchpad Therapeutics, Inc. (Launchpad), in exchange for contributing early discovery-stage antibody programs and granting Launchpad a license to use its MAP drug discovery engine to discover, develop and commercialize large molecule therapeutics. As of the transaction date and as of March 31, 2023, the Company has a 39.1% voting interest in Launchpad and one seat on Launchpad’s Board of Directors which provide the Company with significant influence over Launchpad. The remaining voting interest in Launchpad is held by Versant Ventures and New Enterprise Associates (NEA), who are shareholders of the Company.
The Company accounted for the transaction under the equity method and recorded the carrying value of the Company’s investment in Launchpad common shares of $2,250 in equity method investments in the consolidated balance sheets. The contributed in process research and development (IPR&D) had zero basis on the Company’s books prior to the transaction, therefore the Company recognized a gain on sale of IPR&D of $2,232 in the consolidated statements of operations and comprehensive loss. The Company also recognized a loss from investments in equity method investee of $1,540 in the consolidated statement of operations and comprehensive loss, associated with the Company’s proportionate share of Launchpad’s losses. The assets contributed by the Company were principally IPR&D and were not deemed a business by Launchpad, therefore the Company determined its remaining basis difference of $710 was substantially related to IPR&D and immediately expensed it. As of December 31, 2022, the carrying value of the investment in Launchpad was reduced to zero. Since the Company has no obligation to provide financing support to Launchpad, the Company is not required to record further losses exceeding the carrying value of the investment. The Company also determined that its investment in Launchpad is not material or significant to its operations or financial position. As of March 31, 2023, the carrying value of the investment in Launchpad was zero.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Contracted research services	$4,186	$4,713
Payroll and related expenses	1,826	4,648
Professional and consulting fees	881	1,182
Current portion of operating lease liability	2,908	2,841
Total accrued expenses and other current liabilities	$9,801	$13,384

8. STOCK-BASED COMPENSATION
2020 Stock Option and Incentive Plan
The 2020 Stock Option and Incentive Plan (the 2020 Plan) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020 and became effective on the date immediately prior to the date on which the registration statement for the Company’s initial public offering (IPO) was declared effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The 2020 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2023, 1,457,371 shares of common stock, representing 4% of the Company’s outstanding shares of common stock as of December 31, 2022, were added to the 2020 Plan.

2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the 2020 ESPP) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2020 ESPP provides for an annual increase, to be added on the first day of each fiscal year, by up to 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31. The number of authorized shares reserved for issuance under the 2020 ESPP was increased by 326,364 shares effective as of January 1, 2023.
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2023	2022
Stock options	$2,455	$3,193
Restricted stock units	112	121
Employee Stock Purchase Plan and Other	104	61
	$2,671	$3,375
For the three months ended March 31, 2023, the Company issued 24,776 shares of common stock out of its 2020 Plan under its policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2023	2022
Research and development	$949	$1,528
General and administrative	1,722	1,847
	$2,671	$3,375

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2022	5,359,400	$12.40	7.8	$76
Granted	2,659,250	$2.90
Cancelled or forfeited	(240,241)	$11.15
Expired	(68,124)	$28.26
Outstanding March 31, 2023	7,710,285	$9.02	8.4	$116
Options vested or expected to vest at March 31, 2023	7,710,285	$9.02	8.4	$116
Options exercisable at March 31, 2023	2,828,178	$14.41	7.0	$32
For the three months ended March 31, 2023, total unrecognized compensation cost related to the unvested stock-options was $17,489, which is expected to be recognized over a weighted average period of 2.3 years.
Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the time-based restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The following table summarizes time-based restricted stock activity since January 1, 2023:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2022	101,397	$5.92
Vested	(13,959)	$14.53
Cancelled or forfeited	(1,148)	$2.14
Unvested restricted common stock as of March 31, 2023	86,290	$4.57
The total fair value of time-based restricted stock units vested during the three months ended March 31, 2023 was $203.
For the three months ended March 31, 2023, total unrecognized compensation cost related to the time-based unvested restricted stock units was $212, which is expected to be recognized over a weighted average period of 0.8 years.
The Company had 239,475 performance restricted stock units outstanding at the year ended December 31, 2022. For the three months ended March 31, 2023, the Company granted no performance restricted stock units to its employees related to the achievement of certain clinical development and/or financing milestones, released 9,616 performance restricted stock units due to the achievement of certain milestones, and had no performance restricted stock units forfeited. As of March 31, 2023, the Company had 229,859 performance restricted stock units outstanding.
Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance conditions are considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of March 31, 2023, for performance-based restricted stock units that were outstanding, the achievement of milestones was considered probable for 17,859 shares.
As of March 31, 2023, two milestones for outstanding performance restricted stock units were achieved. For the three months ended March 31, 2023, the Company recognized stock-based compensation expense related to these milestones of $29. The milestones that had not been met were considered not probable, and therefore no expense had been recognized related to these awards in the three months ended March 31, 2023.
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
During the three months ended March 31, 2023 and 2022, there were 33,202 and 31,341 shares, respectively, issued under the 2020 ESPP.
9. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss	$(20,875)	$(25,507)
Weighted average common shares outstanding, basic and diluted	36,483,878	36,271,291
Net loss per share, basic and diluted	$(0.57)	$(0.70)

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

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	7,710,285	5,918,794
Unvested restricted stock	86,290	45,742
Shares issuable under employee stock purchase plan	102,351	27,572
Unvested performance restricted stock units	229,859	19,000
Warrants to purchase common stock	10,757	10,757
	8,139,542	6,021,865
10. LEASES
The Company has historically entered into lease arrangements for its facilities. As of March 31, 2023, the Company had two operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
Operating leases
In July 2020, the Company entered into a seven-year agreement with an option to extend for five additional years to lease two floors totaling approximately 25,578 square feet of office space for its principal office, which is located in Cambridge, MA. The lease on the first floor commenced on August 1, 2020 and the lease on the second floor commenced March 9, 2021. The Company recognized the respective lease balances on the condensed consolidated balance sheets when the lease of each floor commenced. Under the terms of the lease, the Company was required to issue a $1,168 letter of credit as security for the lease. Additionally, on December 12, 2022, the Company entered into a sublease for one floor of its Cambridge, Massachusetts office space. The sublease terminates on August 31, 2028, which is also the date on which the Company's lease terminates.
In December 2020, the Company entered into an eleven-year agreement to lease approximately 18,120 square feet of office and laboratory space in New York, NY. The Company has an option to extend the lease for five additional years. The lease commenced August 26, 2021 and the related lease balance was recognized on the condensed consolidated balance sheet.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Lease Cost
Operating lease cost	$1,054	$1,059
Short-term lease cost	17	19
Variable lease cost	256	257
Sublease income	(135)	—
Total lease cost	$1,192	$1,335

Other Operating Lease Information	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liability	$1,051	$702
Weighted-average remaining lease term	7.6	8.5
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the three months ended March 31, 2023 and 2022 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
Future minimum lease payments under the Company’s operating leases as of March 31, 2023 were as follows:

As of March 31, 2023
2023 (excluding the three months ended March 31, 2023)	$3,192
2024	4,359
2025	4,477
2026	4,599
2027	4,724
Thereafter	12,250
Total lease payments	33,601
Less: interest	(6,148)
Total lease liability	$27,453

11. COMMITMENTS AND CONTINGENCIES
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
License agreements
The Company is a party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of March 31, 2023, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2023 or December 31, 2022.

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
12. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the 401(k) Plan). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the Code). All matching contributions are fully vested when made. During the three months ended March 31, 2023 and 2022, the Company contributed $376 and $558, respectively, to the 401(k) Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2022, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 9, 2023. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in our Annual Report on Form 10-K and in other SEC filings.
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
We have designed our product candidates to be potent, brain penetrant and selective MasterKey inhibitors of oncogenic mutational families which occur across a range of tumor types. Our lead product candidate, BDTX-1535, is designed to selectively and irreversibly inhibit a family of oncogenic mutations in the ErbB-1 epidermal growth factor receptor (EGFR) which are resistant to current generation tyrosine kinase inhibitors (TKIs), while sparing wild type EGFR (EGFR WT) activity. We are currently evaluating BDTX-1535 in the dose escalation portion of a Phase 1 clinical trial in non-small cell lung cancer (NSCLC) patients with EGFR resistance mutations, with or without brain metastases and in patients with glioblastoma multiforme (GBM). We expect to provide an update on the dose escalation portion of the BDTX-1535 Phase 1 clinical trial in the second half of 2023. Our second product candidate, BDTX-4933, is designed to be a brain penetrant and highly selective and potent inhibitor of oncogenic BRAF Class I, II, III and active RAF dimers promoted by upstream oncogenic alterations, such as RAS mutations, which has the potential to avoid paradoxical activation. We expect to initiate a Phase 1 clinical trial for BDTX-4933 in select indications for patients harboring all-class BRAF or RAS mutations in the second quarter of 2023. We are also leveraging our MAP drug discovery engine to identify other families of oncogenic mutations in validated oncogenes, which have the potential to expand the reach of MasterKey therapies.
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

To date, we have funded our operations with proceeds from the sale of preferred stock and common stock. Since inception, we have incurred significant operating losses. Our net losses were $20.9 million and $25.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $355.9 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates, delay our pursuit of potential in-licenses or acquisitions, and reduce headcount and general and administrative costs.
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
Additionally, we continue to actively monitor macroeconomic conditions and market volatility resulting from global economic developments, political unrest, high inflation, the recent failure of certain banks and financial institutions, and health crises, such as the COVID-19 pandemic. While we believe such factors have had no significant impact on our business or financial results during the periods presented, future developments and potential impacts on our business are uncertain and cannot be predicted with confidence.
As of March 31, 2023, we had cash, cash equivalents and investments of approximately $103.4 million, which we believe will fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we continue our clinical trials for BDTX-1535 and BDTX-4933, as well as conduct other preclinical and clinical development, including submitting regulatory filings for other product candidates.
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
•the timing, receipt and terms of any marketing approvals from applicable regulatory authorities including the U.S. Food and Drug Administration (FDA) and non-U.S. regulators;
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
Other income (expense)
Other income (expense) consists primarily of interest income earned on our cash equivalents and investment balances, sublease income and realized, unrealized foreign currency transaction gains and losses, and gain (loss) on sale of IP related to equity method investment.
Equity in (losses) of unconsolidated entity
Equity in (losses) of unconsolidated entity consists of our share of equity method investee losses on the basis of our equity ownership percentage and IPR&D charges resulting from basis differences.

Results of operations
Comparison of the three months ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$14,753	$17,786	$(3,033)
General and administrative	6,808	7,893	(1,085)
Total operating expenses	21,561	25,679	(4,118)
Loss from operations	(21,561)	(25,679)	4,118
Other income (expense):
Interest income	622	406	216
Other (expense) income	64	(234)	298
Total other income (expense), net	686	172	514
Net loss	$(20,875)	$(25,507)	$4,632
Research and development
Research and development expenses were $14.8 million for the three months ended March 31, 2023, compared to $17.8 million for the three months ended March 31, 2022. The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
BDTX-1535 research and development expenses	$3,733	$1,388	$2,345
BDTX-4933 research and development expenses	1,679	36	1,643
BDTX-189 research and development expenses	—	2,483	(2,483)
Other research programs and platform development expenses	2,787	5,497	(2,710)
Personnel expenses	5,109	6,937	(1,828)
Allocated facility expenses	1,009	1,031	(22)
Other expenses	436	414	22
	$14,753	$17,786	$(3,033)
The decrease of $3.0 million for the three months ended March 31, 2023 was primarily due to a net increase of $4.0 million related to the progression of our clinical trials for BDTX-1535 and BDTX-4933 offset by decreased spend relating to other research programs and platform development of $2.7 million due to reduced spending on early discovery projects, compared to the three months ended March 31, 2022. In addition, BDTX-189 expenses decreased $2.5 million due to reduced clinical trial activities stemming from the discontinuation of the development of BDTX-189 to focus on upcoming milestones for our pipeline programs, BDTX-1535 and BDTX-4933. Personnel expenses decreased $1.8 million as a result of the realignment of our workforce in April 2022 to focus on upcoming milestones for our pipeline programs.

General and administrative
General and administrative expenses were $6.8 million for the three months ended March 31, 2023 compared to $7.9 million for the three months ended March 31, 2022. This was primarily a result of a decrease in personnel-related costs, legal and other professional fees.
Other income (expense)
Other income was $0.7 million for the three months ended March 31, 2023, compared to $0.2 million for the three months ended March 31, 2022. The increase was primarily attributable to amortization of premium on investments decreasing at a higher rate in 2023 compared to 2022, sublease income in 2023 and interest income decreasing due to market conditions.
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
On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through March 31, 2023, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of March 31, 2023, we had cash, cash equivalents and investments of $103.4 million.
On November 14, 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC, which covers the offering, issuance and sale of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500 million. We simultaneously entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by us of up to $150 million of our common stock, or the Shares, from time to time through Jefferies as our sales agent (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of March 31, 2023, no sales have been made pursuant to the ATM Program.

Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(20,031)	$(28,600)
Cash provided by investing activities	24,806	16,729
Cash provided by financing activities	51	153
Net increase (decrease) in cash and cash equivalents	$4,826	$(11,718)
Operating activities
During the three months ended March 31, 2023, we used cash in operating activities of $20.0 million, primarily resulting from our net loss of $20.9 million, partially offset by the non-cash charge related to stock compensation expense of $2.7 million.
During the three months ended March 31, 2022, we used cash in operating activities of $28.6 million, primarily resulting from our net loss of $25.5 million, partially offset by the non-cash charge related to stock compensation expense of $3.4 million and an increase in prepaid expenses and other current assets.
Changes in accounts payable and accrued expenses in all periods were generally due to growth in our business, the advancement of our product candidates, and the timing of vendor invoicing and payments.
Investing activities
During the three months ended March 31, 2023, we had cash provided by investing activities of $24.8 million primarily from the sales and maturities of investments.
During the three months ended March 31, 2022, we had cash provided by investing activities of $16.7 million primarily from the sales and maturities of investments.
Financing activities
During the three months ended March 31, 2023, we had cash provided by financing activities of $0.1 million, consisting of proceeds from the participation in the employee stock purchase plan.
During the three months ended March 31, 2022, we had cash provided by financing activities of $0.2 million consisting of proceeds from exercise of stock options and participation in the employee stock purchase plan.
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
•advance preclinical development of our early stage programs, including our FGFR program;
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
As of March 31, 2023, we had cash, cash equivalents and investments of $103.4 million, which we believe will fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time, if ever, as we can generate substantial product revenue from product sales, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties or through other sources of financing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock, and such sales may be on unfavorable terms. Similarly, adverse macroeconomic conditions and market volatility resulting from global economic developments, political unrest, high inflation, global health crises, such as the COVID-19 pandemic, or other factors could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms or at all. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all.
To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. In addition, debt financing may involve significant cash payment obligations and specific financial ratios that may restrict our ability to operate our business would result in fixed payment obligations.
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
Contractual obligations and commitments
The following summarizes our contractual obligations as of March 31, 2023:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Property leases - commenced	$4,272	$8,896	$9,386	$11,047	$33,601
Total	$4,272	$8,896	$9,386	$11,047	$33,601
Property leases – commenced
The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of March 31, 2023. The minimum lease payments do not include common area maintenance charges or real estate taxes.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 9, 2023. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those previously disclosed.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are updating and supplementing our risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023 to add the following new risk factor:
Conditions in the banking system and financial markets, including the failure of banks and financial institutions, could have an adverse effect on our operations and financial results.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank, or SVB, after it was unable to continue its operations. This event exposed vulnerabilities in the banking sector, including legal uncertainties, significant volatility and contagion risk, and caused market prices of regional bank stocks to plummet.
As of the date of this Quarterly Report on Form 10-Q, we do not hold material cash deposits at SVB and have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition, or results of operations; however, we are unable to predict the extent or nature of the impacts of evolving circumstances in the financial services industry at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. While it is not possible at this time to predict the extent of the impact that high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.
There have been no other material changes to the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2022. Please refer to the complete Part I, Item 1A of our Annual Report for additional risks and uncertainties we are facing that may have a material adverse effect on our business prospects, financial condition and results of operations. In addition to the risks described in our Annual Report on Form 10-K, you should carefully consider the other information set forth in this Form 10-Q and the information in our other filings with the SEC, as they could materially affect our business, financial condition or future results of operations.
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

Exhibit No.	Exhibit Index
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
+	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Diamond Therapeutics, Inc.

Date: May 9, 2023	By:	/s/ David M. Epstein
David M. Epstein President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: May 9, 2023	By:	/s/ Fang Ni
Fang Ni Chief Business Officer and Chief Financial Officer (Principal Financial Officer)