Form 10-Q
period 2023-06-30
Black Diamond Therapeutics, Inc.
filed 2023-08-11
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2023, the registrant had 51,575,323 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to maintain an effective system of internal controls; and
•the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets.
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
All of our forward-looking statements are as of the date of this Quarterly Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Some of these risks and uncertainties may in the future be amplified by global health crises, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report that modify or impact any of the forward-looking statements contained in this Quarterly Report will be deemed to modify or supersede such statements in this Quarterly Report.
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

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$41,888	$34,315
Investments	47,639	88,492
Prepaid expenses and other current assets	3,465	4,899
Total current assets	92,992	127,706
Property and equipment, net	2,253	2,587
Restricted cash	1,228	1,168
Right-of-use assets	23,406	24,794
Total assets	$119,879	$156,255
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,737	$1,877
Accrued expenses and other current liabilities	11,161	13,384
Total current liabilities	13,898	15,261
Non-current operating lease liabilities	23,782	25,299
Total liabilities	37,680	40,560
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at June 30, 2023 and December 31, 2022; 36,533,525 shares issued and outstanding at June 30, 2023 and 36,434,297 shares issued and outstanding at December 31, 2022	5	5
Additional paid-in capital	457,871	452,503
Accumulated other comprehensive loss	(661)	(1,824)
Accumulated deficit	(375,016)	(334,989)
Total stockholders' equity	82,199	115,695
Total liabilities and stockholders' equity	$119,879	$156,255
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$13,154	$16,195	$27,907	$33,981
General and administrative	6,878	6,978	13,686	14,871
Total operating expenses	20,032	23,173	41,593	48,852
Loss from operations	(20,032)	(23,173)	(41,593)	(48,852)
Other income (expense):
Interest income	539	386	1,161	792
Other (expense) income	341	(143)	405	(377)
Total other income (expense), net	880	243	1,566	415
Net loss	$(19,152)	$(22,930)	$(40,027)	$(48,437)
Net loss per share, basic and diluted	$(0.52)	$(0.63)	$(1.09)	$(1.33)
Weighted average common shares outstanding, basic and diluted	36,516,114	36,293,856	36,500,085	36,282,636

Comprehensive loss:
Net loss	$(19,152)	$(22,930)	$(40,027)	$(48,437)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	515	(511)	1,163	(1,872)
Comprehensive loss	$(18,637)	$(23,441)	$(38,864)	$(50,309)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(40,027)	$(48,437)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,317	6,627
Depreciation expense	236	253
Amortization of premium on investments	130	365
Noncash rent expense	1,388	1,371
Loss on disposal of property and equipment	—	3
Loss on sale of equipment	37	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	1,434	(1,751)
Other non-current assets	—	6
Accounts payable	826	(1,885)
Accrued expenses and other current liabilities	(2,223)	(1,836)
Non-current operating lease liabilities	(1,517)	(1,383)
Net cash used in operating activities	(34,399)	(46,667)

Cash flows from investing activities:
Purchases of equipment	—	(200)
Proceeds from sale of equipment	95	—
Proceeds from sales and maturities of investments	41,886	57,241
Purchases of investments	—	(20,504)
Net cash provided by investing activities	41,981	36,537

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP	51	153
Net cash provided by financing activities	51	153
Net increase (decrease) in cash and cash equivalents	7,633	(9,977)
Cash, cash equivalents and restricted cash, beginning of period	35,483	67,022
Cash, cash equivalents and restricted cash, end of period	$43,116	$57,045

Cash and cash equivalents, end of period	$41,888	$55,877
Restricted cash, end of period	1,228	1,168
Cash, cash equivalents and restricted cash, end of period	$43,116	$57,045

Supplemental disclosure of non-cash investing and financing activities:
Purchases of equipment included in accounts payable and accrued expenses	$34	$—
Right-of-use assets obtained in exchange for operating lease obligation	$—	$109
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - December 31, 2021	36,234,624	$5	$440,129	$(414)	$(243,820)	$195,900
Exercise of common stock options	3,565	—	11	—	—	11
Vesting of restricted stock units	5,000	—	—	—	—	—
Issuance of common stock related to ESPP	31,341	—	142	—	—	142
Stock-based compensation	13,038	—	3,375	—	—	3,375
Unrealized gain (loss) on investments	—	—	—	(1,361)	—	(1,361)
Net loss	—	—	—	—	(25,507)	(25,507)
BALANCE - March 31, 2022	36,287,568	5	443,657	(1,775)	(269,327)	172,560
Vesting of restricted stock units	3,333	—	—	—	—	—
Stock-based compensation	24,836	—	3,252	—	—	3,252
Unrealized gain (loss) on investments	—	—	—	(511)	—	(511)
Net loss	—	—	—	—	(22,930)	(22,930)
BALANCE - June 30, 2022	36,315,737	5	446,909	(2,286)	(292,257)	152,371

BALANCE - December 31, 2022	36,434,297	$5	$452,503	$(1,824)	$(334,989)	$115,695
Vesting of restricted stock units	23,575	—	—	—	—	—
Surrender of shares for taxes	(3,903)	—	—	—	—	—
Issuance of common stock related to ESPP	33,202	—	51	—	—	51
Stock-based compensation	24,776	—	2,671	—	—	2,671
Unrealized gain (loss) on investments	—	—	—	648	—	648
Net loss	—	—	—	—	(20,875)	(20,875)
BALANCE - March 31, 2023	36,511,947	5	455,225	(1,176)	(355,864)	98,190
Vesting of restricted stock units	1,875	—	—	—	—	—
Stock-based compensation	19,703	—	2,646	—	—	2,646
Unrealized gain (loss) on investments	—	—	—	515	—	515
Net loss	—	—	—	—	(19,152)	(19,152)
BALANCE - June 30, 2023	36,533,525	$5	$457,871	$(661)	$(375,016)	$82,199

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
On November 14, 2022, the Company filed a shelf registration statement on Form S-3 (the Shelf Registration Statement), with the Securities and Exchange Commission (the SEC), which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum offering price of $500 million. The Company simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by the Company of up to $150 million of its common stock from time to time through Jefferies (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. As of June 30, 2023, no sales have been made pursuant to the ATM Program.
On July 5, 2023, the Company completed an underwritten public offering (the Follow-on Offering) of 15,000,000 shares of the Company’s common stock at a price to the public of $5.00 per share. The aggregate net proceeds from the Follow-on Offering totaled approximately $71.6 million, after deducting underwriting discounts and commissions, as well as other offering expenses.
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
As of August 11, 2023, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these unaudited interim condensed consolidated financial statements.

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
The Company continues to monitor the impact of global economic developments, political unrest, high inflation, the recent failure of certain banks and financial institutions, and health crises, on all aspects of its business, and has considered the impact of these factors on estimates within its financial statements. The extent to which future developments may impact the Company’s business, results of operations or financial condition are uncertain and cannot be predicted with confidence and there may be changes to estimates in future periods. As of the date of issuance of these condensed consolidated financial statements, the Company has not experienced material business disruptions or incurred impairment losses in the carrying value of its assets as a result of these factors and is not aware of any specific related event or circumstance that would require it to update its estimates.

3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at June 30, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$33,253	$—	$—	$33,253
Investments:
Corporate bonds	—	21,474	—	21,474
U.S. Government agencies	—	26,165	—	26,165
Total	$33,253	$47,639	$—	$80,892

	Fair value measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$32,278	$—	$—	$32,278
Investments:
Commercial paper	—	3,747	—	3,747
Corporate bonds	—	45,643	—	45,643
U.S. Government agencies	—	39,102	—	39,102
Total	$32,278	$88,492	$—	$120,770
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
There were no transfers in or out of Level 3 categories in the periods presented.

4. INVESTMENTS
As of June 30, 2023, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$21,765	$—	$(291)	$21,474
U.S. Government agencies	26,535	—	(370)	26,165
Total	$48,300	$—	$(661)	$47,639
As of December 31, 2022, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$3,748	$—	$(1)	$3,747
Corporate bonds	46,443	—	(800)	45,643
U.S. Government agencies	40,125	—	(1,023)	39,102
Total	$90,316	$—	$(1,824)	$88,492
As of June 30, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for corporate bonds with a fair value of $1,994 that had maturities of one to three years. As of June 30, 2023, all marketable securities held by the Company were in a loss position.
As of December 31, 2022, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government agencies, corporate bonds, and commercial paper with a fair value of $13,687 that had maturities of one to three years. As of December 31, 2022, all marketable securities held by the Company were in a loss position.
As of June 30, 2023, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. The Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company also determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2023 and the year ended December 31, 2022.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Laboratory equipment	$645	$770
Furniture and fixtures	17	17
Computer and office equipment	38	38
Leasehold improvements	2,512	2,512
Property and equipment	3,212	3,337
Less: accumulated depreciation	(959)	(750)
Total Property and Equipment, net	$2,253	$2,587

Depreciation expense for the six months ended June 30, 2023 and 2022 was $236 and $253, respectively.

6. EQUITY METHOD INVESTMENT
In December 2022, the Company received 9,000,000 shares of common stock in a newly formed antibody-focused precision oncology company, Launchpad Therapeutics, Inc. (Launchpad), in exchange for contributing early discovery-stage antibody programs and granting Launchpad a license to use its MAP drug discovery engine to discover, develop and commercialize large molecule therapeutics. As of the transaction date and as of June 30, 2023, the Company has a 39.1% voting interest in Launchpad and one seat on Launchpad’s Board of Directors which provide the Company with significant influence over Launchpad. The remaining voting interest in Launchpad is held by Versant Ventures and New Enterprise Associates (NEA), who are shareholders of the Company.
The Company accounted for the transaction under the equity method and recorded the carrying value of the Company’s investment in Launchpad common shares of $2,250 in equity method investments in the consolidated balance sheets. The contributed in process research and development (IPR&D) had zero basis on the Company’s books prior to the transaction, therefore the Company recognized a gain on sale of IPR&D of $2,232 in the consolidated statements of operations and comprehensive loss. The Company also recognized a loss from investments in equity method investee of $1,540 in the consolidated statement of operations and comprehensive loss, associated with the Company’s proportionate share of Launchpad’s losses. The assets contributed by the Company were principally IPR&D and were not deemed a business by Launchpad, therefore the Company determined its remaining basis difference of $710 was substantially related to IPR&D and immediately expensed it. As of December 31, 2022, the carrying value of the investment in Launchpad was reduced to zero. Since the Company has no obligation to provide financing support to Launchpad, the Company is not required to record further losses exceeding the carrying value of the investment. The Company also determined that its investment in Launchpad is not material or significant to its operations or financial position. As of June 30, 2023, the carrying value of the investment in Launchpad was zero.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Contracted research services	$3,829	$4,713
Payroll and related expenses	2,998	4,648
Professional and consulting fees	1,359	1,182
Current portion of operating lease liability	2,975	2,841
Total accrued expenses and other current liabilities	$11,161	$13,384

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
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$2,475	$3,000	$4,930	$6,193
Restricted stock units	80	189	191	310
Employee Stock Purchase Plan and Other	91	63	196	124
	$2,646	$3,252	$5,317	$6,627
For the six months ended June 30, 2023, the Company issued 44,479 shares of common stock out of its 2020 Plan under its policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$833	$1,526	$1,782	$3,054
General and administrative	1,813	1,726	3,535	3,573
	$2,646	$3,252	$5,317	$6,627

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2022	5,359,400	$12.40	7.8	$76
Granted	3,226,650	$2.70
Cancelled or forfeited	(350,424)	$10.61
Expired	(68,124)	$28.26
Outstanding June 30, 2023	8,167,502	$8.51	8.3	$11,313
Options vested or expected to vest at June 30, 2023	8,167,502	$8.51	8.3	$11,313
Options exercisable at June 30, 2023	3,265,021	$13.61	6.9	$1,610
For the six months ended June 30, 2023, total unrecognized compensation cost related to the unvested stock-options was $15,169, which is expected to be recognized over a weighted average period of 2.2 years.
Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the time-based restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The following table summarizes time-based restricted stock activity since January 1, 2023:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2022	101,397	$5.92
Vested	(15,834)	$13.25
Cancelled or forfeited	(8,309)	$2.14
Unvested restricted common stock as of June 30, 2023	77,254	$4.82
The total fair value of time-based restricted stock units vested during the six months ended June 30, 2023 was $210.
For the six months ended June 30, 2023, total unrecognized compensation cost related to the time-based unvested restricted stock units was $117, which is expected to be recognized over a weighted average period of 0.7 years.
The Company had 239,475 performance restricted stock units outstanding at the year ended December 31, 2022. For the six months ended June 30, 2023, the Company granted no performance restricted stock units to its employees related to the achievement of certain clinical development and/or financing milestones, released 9,616 performance restricted stock units due to the achievement of certain milestones, expired 193,000 performance restricted stock units, and had no performance restricted stock units forfeited. As of June 30, 2023, the Company had 36,859 performance restricted stock units outstanding.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance conditions are considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of June 30, 2023, for performance-based restricted stock units that were outstanding, the achievement of milestones was considered probable for 17,859 shares.
As of June 30, 2023, two milestones for outstanding performance restricted stock units were achieved. For the six months ended June 30, 2023, the Company recognized stock-based compensation expense related to these milestones of $45. The milestones that had not been met were considered not probable, and therefore no expense had been recognized related to these awards in the six months ended June 30, 2023.
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
During the six months ended June 30, 2023 and 2022, there were 33,202 and 31,341 shares, respectively, issued under the 2020 ESPP.
9. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(19,152)	$(22,930)	$(40,027)	$(48,437)
Weighted average common shares outstanding, basic and diluted	36,516,114	36,293,856	36,500,085	36,282,636
Net loss per share, basic and diluted	$(0.52)	$(0.63)	$(1.09)	$(1.33)

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

	Six Months Ended June 30,
	2023	2022
Options to purchase common stock	8,167,502	6,025,594
Unvested restricted stock	77,254	208,129
Shares issuable under employee stock purchase plan	102,351	27,572
Unvested performance restricted stock units	36,859	267,125
Warrants to purchase common stock	10,757	10,757
	8,394,723	6,539,177
10. LEASES
The Company has historically entered into lease arrangements for its facilities. As of June 30, 2023, the Company had two operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
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
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease Cost
Operating lease cost	$1,054	$1,057	$2,108	$2,116
Short-term lease cost	11	21	28	40
Variable lease cost	126	219	382	476
Sublease income	(335)	—	(470)	—
Total lease cost	$856	$1,297	$2,048	$2,632

Other Operating Lease Information	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liability	$2,103	$1,290
Weighted-average remaining lease term	7.4	8.3
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the three and six months ended June 30, 2023 and 2022 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
Future minimum lease payments under the Company’s operating leases as of June 30, 2023 were as follows:

As of June 30, 2023
2023 (excluding the six months ended June 30, 2023)	$2,141
2024	4,359
2025	4,477
2026	4,599
2027	4,724
Thereafter	12,250
Total lease payments	32,550
Less: interest	(5,793)
Total lease liability	$26,757

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
License agreements
The Company is a party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of June 30, 2023, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2023 or December 31, 2022.

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
12. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the 401(k) Plan). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the Code). All matching contributions are fully vested when made. During the three and six months ended June 30, 2023 and 2022, the Company contributed $167, $543, $199 and $757, respectively, to the 401(k) Plan.
13. SUBSEQUENT EVENTS
On July 5, 2023, the Company completed an underwritten public offering (the Follow-on Offering) of 15,000,000 shares of the Company’s common stock at a price to the public of $5.00 per share. The aggregate net proceeds from the Follow-on Offering totaled approximately $71,565, after deducting underwriting discounts and commissions, as well as other offering expenses.

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
Our lead product candidate, BDTX-1535, is designed to be a brain penetrant, mutant selective and irreversible fourth generation MasterKey inhibitor of a family of oncogenic mutations in the ErbB-1 epidermal growth factor receptor (EGFR) which are resistant to current generation tyrosine kinase inhibitors (TKIs), while sparing wild type EGFR (EGFR WT) activity. On June 27, 2023, we announced initial clinical data from the dose escalation portion of the Phase 1 clinical study of BDTX-1535, demonstrating a favorable tolerability profile and clinical proof of activity of BDTX-1535 in non-small cell lung cancer (NSCLC) patients harboring acquired resistance and intrinsic driver EGFR mutations. Confirmed radiographic partial response (PR) by RECIST 1.1 was achieved across predicted therapeutic doses in 5 of 12 NSCLC patients in a subgroup, who had measurable disease at study start, and underwent post-baseline tumor assessment by RECIST1.1. One additional patient had an unconfirmed PR, while the remaining six patients had stable disease. Confirmed PRs were observed in NSCLC patients with a wide range of EGFR mutations including classical and intrinsic driver mutations and acquired C797S resistance mutation, as well as complex mutations that include a combination of classical, intrinsic, and acquired resistance mutations. Two NSCLC patients demonstrated radiographic improvement in the peripheral disease and central nervous system (CNS) metastases.
BDTX-1535 was generally well tolerated by NSCLC and glioblastoma multiforme (GBM) patients and the overall safety profile was consistent with the EGFR TKI class of drugs. The most common drug-related adverse events were mild to moderate rash, diarrhea, stomatitis, paronychia, nausea and fatigue. No patients experienced dose limiting toxicity at 15-200 mg once-daily (QD) doses. One of 15 patients treated at the 300 mg QD dose experienced dose limiting diarrhea and 5 of 12 patients at the 400 mg QD dose experienced dose limiting toxicity (diarrhea, 2 patients; rash, stomatitis, fatigue and decreased appetite, 1 patient each). No unexpected safety signal was identified during dose escalation.
We expect to provide an update on the Phase 1 dose escalation data in the cohort of patients with GBM in the fourth quarter of 2023. Expansion cohorts initiated in July 2023 to assess overall response rate (ORR) by RECIST 1.1 in NSCLC patients with EGFR acquired resistance mutations after progression on a third generation EGFR TKI and intrinsic driver mutations after progression on an EGFR TKI.

Our second product candidate, BDTX-4933, is designed to be a brain penetrant and highly selective and potent inhibitor of oncogenic BRAF Class I, II, III and active RAF dimers promoted by upstream oncogenic alterations, such as RAS mutations, which has the potential to avoid paradoxical activation. We initiated a Phase 1 clinical trial for BDTX-4933 in select indications for patients harboring all-class BRAF or RAS mutations in the second quarter of 2023. We are also leveraging our MAP drug discovery engine to identify other families of oncogenic mutations in validated oncogenes, which have the potential to expand the reach of MasterKey therapies.
We have selected a development candidate, BDTX-4876, for our fibroblast growth factor receptor (FGFR) program. BDTX-4876 is selective against MasterKey mutations and alterations in FGFR 2 and 3, while sparing FGFR 1 and 4. We plan to evaluate strategic alternatives for BDTX-4876 as we deepen our focus on our two clinical stage assets. We expect one other undisclosed program in solid tumors to progress to development candidate nomination in 2023.
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
To date, we have funded our operations with proceeds from the sale of preferred stock and common stock. Since inception, we have incurred significant operating losses. Our net losses were $40.0 million and $48.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $375.0 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
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

Additionally, we continue to actively monitor macroeconomic conditions and market volatility resulting from global economic developments, political unrest, high inflation, the recent failure of certain banks and financial institutions, and health crises. While we believe such factors have had no significant impact on our business or financial results during the periods presented, future developments and potential impacts on our business are uncertain and cannot be predicted with confidence.
As of June 30, 2023, we had cash, cash equivalents and investments of approximately $89.5 million. We believe that the net proceeds from our Follow-on Offering in July 2023, together with our existing cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
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
Other income (expense)
Other income (expense) consists primarily of interest income earned on our cash equivalents and investment balances, sublease income, realized and unrealized foreign currency transaction gains and losses, and gain (loss) on sale of IP related to equity method investment.
Equity in (losses) of unconsolidated entity
Equity in (losses) of unconsolidated entity consists of our share of equity method investee losses on the basis of our equity ownership percentage and IPR&D charges resulting from basis differences.

Results of operations
Comparison of the three months ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$13,154	$16,195	$(3,041)
General and administrative	6,878	6,978	(100)
Total operating expenses	20,032	23,173	(3,141)
Loss from operations	(20,032)	(23,173)	3,141
Other income (expense):
Interest income	539	386	153
Other (expense) income	341	(143)	484
Total other income (expense), net	880	243	637
Net loss	$(19,152)	$(22,930)	$3,778
Research and development
Research and development expenses were $13.2 million for the three months ended June 30, 2023, compared to $16.2 million for the three months ended June 30, 2022. The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
BDTX-1535 research and development expenses	$3,428	$1,089	$2,339
BDTX-4933 research and development expenses	1,718	168	1,550
BDTX-189 research and development expenses	—	2,561	(2,561)
Other research programs and platform development expenses	2,106	5,021	(2,915)
Personnel expenses	4,670	5,968	(1,298)
Allocated facility expenses	790	974	(184)
Other expenses	442	414	28
	$13,154	$16,195	$(3,041)
The decrease of $3.0 million for the three months ended June 30, 2023 was primarily due to a net increase of $3.9 million related to the progression of our clinical trials for BDTX-1535 and BDTX-4933 offset by decreased spend relating to other research programs and platform development of $2.9 million due to reduced spending on early discovery projects, compared to the three months ended June 30, 2022. In addition, BDTX-189 expenses decreased $2.6 million due to the discontinuation of the development of BDTX-189 to focus on upcoming milestones for our pipeline programs, BDTX-1535 and BDTX-4933. Personnel expenses decreased $1.3 million as a result of the realignment of our workforce in April 2022 to focus on upcoming milestones for our pipeline programs.

General and administrative
General and administrative expenses were $6.9 million for the three months ended June 30, 2023 compared to $7.0 million for the three months ended June 30, 2022. This was primarily a result of a decrease in personnel-related costs, legal and other professional fees.
Other income (expense)
Other income was $0.9 million for the three months ended June 30, 2023, compared to $0.2 million for the three months ended June 30, 2022. The increase was primarily attributable to amortization of premium on investments decreasing at a higher rate in 2023 compared to 2022, sublease income in 2023 and interest income increasing due to market conditions.
Comparison of the six months ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$27,907	$33,981	$(6,074)
General and administrative	13,686	14,871	(1,185)
Total operating expenses	41,593	48,852	(7,259)
Loss from operations	(41,593)	(48,852)	7,259
Other income (expense):
Interest income	1,161	792	369
Other (expense) income	405	(377)	782
Total other income (expense), net	1,566	415	1,151
Net loss	$(40,027)	$(48,437)	$8,410
Research and development
Research and development expenses were $27.9 million for the six months ended June 30, 2023, compared to $34.0 million for the six months ended June 30, 2022. The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
BDTX-1535 research and development expenses	$7,161	$2,477	$4,684
BDTX-4933 research and development expenses	3,397	204	3,193
BDTX-189 research and development expenses	—	5,044	(5,044)
Other research programs and platform development expenses	4,893	10,518	(5,625)
Personnel expenses	9,779	12,905	(3,126)
Allocated facility expenses	1,799	2,005	(206)
Other expenses	878	828	50
	$27,907	$33,981	$(6,074)

The decrease of $6.1 million for the six months ended June 30, 2023 was primarily due to a decrease of $5.0 million in BDTX-189 expenses due to the discontinuation of the development of BDTX-189 to focus on upcoming milestones for our pipeline programs, BDTX-1535 and BDTX-4933, compared to the six months ended June 30, 2022. Additionally, there was a net increase of $7.9 million related to the progression of our clinical trials for BDTX-1535 and BDTX-4933 offset by decreased spend relating to other research programs and platform development of $5.6 million due to reduced spending on early discovery projects. Personnel expenses decreased $3.1 million as a result of the realignment of our workforce in April 2022 to focus on upcoming milestones for our pipeline programs.
General and administrative
General and administrative expenses were $13.7 million for the six months ended June 30, 2023 compared to $14.9 million for the six months ended June 30, 2022. This was primarily a result of a decrease in personnel-related costs, legal and other professional fees.
Other income (expense)
Other income was $1.6 million for the six months ended June 30, 2023, compared to $0.4 million for the six months ended June 30, 2022. The increase was primarily attributable to amortization of premium on investments decreasing at a higher rate in 2023 compared to 2022, sublease income in 2023 and interest income increasing due to market conditions.
Liquidity and capital resources
Sources of liquidity
Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of common and preferred stock.
On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through June 30, 2023, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of June 30, 2023, we had cash, cash equivalents and investments of $89.5 million.
On November 14, 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC, which covers the offering, issuance and sale of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500 million. We simultaneously entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by us of up to $150 million of our common stock, or the Shares, from time to time through Jefferies as our sales agent (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of June 30, 2023, no sales have been made pursuant to the ATM Program.

On July 5, 2023, we completed an underwritten public offering (the Follow-on Offering) of 15,000,000 shares of our common stock at a price to the public of $5.00. The aggregate net proceeds from the Follow-on Offering totaled approximately $71.6 million after deducting underwriting discounts and commissions, as well as other offering expenses. The underwriters did not exercise any portion of their 30-day overallotment option to purchase up to an additional 2,250,000 shares of the Company’s common stock at the public offering price, which expired on July 29, 2023, and therefore no additional proceeds from the Follow-on Offering were received.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(34,399)	$(46,667)
Cash provided by investing activities	41,981	36,537
Cash provided by financing activities	51	153
Net increase (decrease) in cash and cash equivalents	$7,633	$(9,977)
Operating activities
During the six months ended June 30, 2023, we used cash in operating activities of $34.4 million, primarily resulting from our net loss of $40.0 million, partially offset by the non-cash charge related to stock compensation expense of $5.3 million.
During the six months ended June 30, 2022, we used cash in operating activities of $46.7 million, primarily resulting from our net loss of $48.4 million, partially offset by the non-cash charge related to stock compensation expense of $6.6 million.
Changes in accounts payable and accrued expenses in all periods were generally due to growth in our business, the advancement of our product candidates and the timing of vendor invoicing and payments.
Investing activities
During the six months ended June 30, 2023, we had cash provided by investing activities of $42.0 million primarily from the sales and maturities of investments.
During the six months ended June 30, 2022, we had cash provided by investing activities of $36.5 million primarily from the sales and maturities of investments.
Financing activities
During the six months ended June 30, 2023, we had cash provided by financing activities of $0.1 million, consisting of proceeds from the participation in the employee stock purchase plan.
During the six months ended June 30, 2022, we had cash provided by financing activities of $0.2 million consisting of proceeds from exercise of stock options and participation in the employee stock purchase plan.

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
As of June 30, 2023, we had cash, cash equivalents and investments of $89.5 million. We believe that the net proceeds from our Follow-on Offering in July 2023, together with our existing cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time, if ever, as we can generate substantial product revenue from product sales, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties or through other sources of financing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock, and such sales may be on unfavorable terms. Similarly, adverse macroeconomic conditions and market volatility resulting from global economic developments, political unrest, high inflation, global health crises, or other factors could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms or at all. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all.
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
Contractual obligations and commitments
The following summarizes our contractual obligations as of June 30, 2023:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Property leases - commenced	$4,301	$8,955	$9,449	$9,845	$32,550
Total	$4,301	$8,955	$9,449	$9,845	$32,550

Property leases – commenced
The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of June 30, 2023. The minimum lease payments do not include common area maintenance charges or real estate taxes.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 9, 2023. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those previously disclosed.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
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

Black Diamond Therapeutics, Inc.

Date: August 11, 2023	By:	/s/ David M. Epstein
David M. Epstein President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: August 11, 2023	By:	/s/ Fang Ni
Fang Ni Chief Business Officer and Chief Financial Officer (Principal Financial Officer)