Form 10-Q
period 2023-09-30
Black Diamond Therapeutics, Inc.
filed 2023-11-06
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2023, the registrant had 51,635,184 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “could”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:
•the progress, timing and success of our clinical trials of BDTX-1535, BDTX-4933 and any other product candidates, including the availability, timing and announcement of data and results of such trials;
•the scope, timing, progress and results of our clinical trials, development efforts and regulatory submissions;
•our ability to obtain and maintain regulatory approval for BDTX-1535 and BDTX-4933 or any of our future product candidates that we may identify or develop;
•the effects of competition with respect to BDTX-1535, BDTX-4933 or any of our future product candidates, as well as innovations by current and future competitors in our industry;
•our evaluation of strategic alternatives for BDTX-4876 and one other preclinical program, including our ability to execute and realize the anticipated benefits of any strategic alternatives we may pursue;
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
•our ability to obtain additional funding for our operations, when needed, including funding necessary to complete further development and commercialization of our product candidates;
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

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$57,978	$34,315
Investments	86,278	88,492
Prepaid expenses and other current assets	2,793	4,899
Total current assets	147,049	127,706
Property and equipment, net	1,816	2,587
Restricted cash	819	1,168
Right-of-use assets	22,698	24,794
Total assets	$172,382	$156,255
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$694	$1,877
Accrued expenses and other current liabilities	14,372	13,384
Total current liabilities	15,066	15,261
Non-current operating lease liabilities	22,999	25,299
Total liabilities	38,065	40,560
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at September 30, 2023 and December 31, 2022; 51,635,184 shares issued and outstanding at September 30, 2023 and 36,434,297 shares issued and outstanding at December 31, 2022	7	5
Additional paid-in capital	532,697	452,503
Accumulated other comprehensive loss	(364)	(1,824)
Accumulated deficit	(398,023)	(334,989)
Total stockholders' equity	134,317	115,695
Total liabilities and stockholders' equity	$172,382	$156,255
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$16,154	$15,847	$44,061	$49,828
General and administrative	7,858	6,277	21,544	21,148
Total operating expenses	24,012	22,124	65,605	70,976
Loss from operations	(24,012)	(22,124)	(65,605)	(70,976)
Other income (expense):
Interest income	439	562	1,600	1,354
Other (expense) income	566	(92)	971	(469)
Total other income (expense), net	1,005	470	2,571	885
Net loss	$(23,007)	$(21,654)	$(63,034)	$(70,091)
Net loss per share, basic and diluted	$(0.45)	$(0.60)	$(1.54)	$(1.93)
Weighted average common shares outstanding, basic and diluted	50,943,155	36,346,181	41,367,347	36,304,050

Comprehensive loss:
Net loss	$(23,007)	$(21,654)	$(63,034)	$(70,091)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	297	(202)	1,460	(2,074)
Comprehensive loss	$(22,710)	$(21,856)	$(61,574)	$(72,165)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(63,034)	$(70,091)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,068	9,291
Depreciation expense	351	382
(Accretion) amortization on investments	(361)	456
Noncash rent expense	2,096	2,049
Loss on disposal of equipment	358	8
Changes in current assets and liabilities:
Prepaid expenses and other current assets	2,106	(880)
Other non-current assets	—	16
Accounts payable	(1,033)	1,653
Accrued expenses and other current liabilities	988	(3,929)
Non-current operating lease liabilities	(2,300)	(2,098)
Net cash used in operating activities	(52,761)	(63,143)

Cash flows from investing activities:
Purchases of equipment	(33)	(192)
Proceeds from sale of equipment	95	—
Proceeds from sales and maturities of investments	50,136	87,690
Purchases of investments	(46,101)	(36,454)
Net cash provided by investing activities	4,097	51,044

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP	128	205
Proceeds from issuance of common stock, net of issuance costs	71,850	—
Net cash provided by financing activities	71,978	205
Net increase (decrease) in cash and cash equivalents	23,314	(11,894)
Cash, cash equivalents and restricted cash, beginning of period	35,483	67,022
Cash, cash equivalents and restricted cash, end of period	$58,797	$55,128

Cash and cash equivalents, end of period	$57,978	$53,960
Restricted cash, end of period	819	1,168
Cash, cash equivalents and restricted cash, end of period	$58,797	$55,128

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligation	$—	$(117)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - December 31, 2021	36,234,624	$5	$440,129	$(414)	$(243,820)	$195,900
Exercise of common stock options	3,565	—	11	—	—	11
Vesting of restricted stock units	5,000	—	—	—	—	—
Issuance of common stock related to ESPP	31,341	—	142	—	—	142
Stock-based compensation	13,038	—	3,375	—	—	3,375
Unrealized gain (loss) on investments	—	—	—	(1,361)	—	(1,361)
Net loss	—	—	—	—	(25,507)	(25,507)
BALANCE - March 31, 2022	36,287,568	5	443,657	(1,775)	(269,327)	172,560
Vesting of restricted stock units	3,333	—	—	—	—	—
Stock-based compensation	24,836	—	3,252	—	—	3,252
Unrealized gain (loss) on investments	—	—	—	(511)	—	(511)
Net loss	—	—	—	—	(22,930)	(22,930)
BALANCE - June 30, 2022	36,315,737	5	446,909	(2,286)	(292,257)	152,371
Exercise of common stock options	1,408	—	5	—	—	5
Vesting of restricted stock units	7,227	—	—	—	—	—
Issuance of common stock related to ESPP	22,321	—	47	—	—	47
Stock-based compensation	19,513	—	2,664	—	—	2,664
Unrealized gain (loss) on investments	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	(21,654)	(21,654)
BALANCE - September 30, 2022	$36,366,206	$5	$449,625	$(2,488)	$(313,911)	$133,231
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Par Value

BALANCE - December 31, 2022	36,434,297	$5	$452,503	$(1,824)	$(334,989)	$115,695
Vesting of restricted stock units	23,575	—	—	—	—	—
Surrender of shares for taxes	(3,903)	—	—	—	—	—
Issuance of common stock related to ESPP	33,202	—	51	—	—	51
Stock-based compensation	24,776	—	2,671	—	—	2,671
Unrealized gain (loss) on investments	—	—	—	648	—	648
Net loss	—	—	—	—	(20,875)	(20,875)
BALANCE - March 31, 2023	36,511,947	5	455,225	(1,176)	(355,864)	98,190
Vesting of restricted stock units	1,875	—	—	—	—	—
Stock-based compensation	19,703	—	2,646	—	—	2,646
Unrealized gain (loss) on investments	—	—	—	515	—	515
Net loss	—	—	—	—	(19,152)	(19,152)
BALANCE - June 30, 2023	36,533,525	5	457,871	(661)	(375,016)	82,199
Issuance of common stock, net of issuance costs	15,000,000	2	71,998	—	—	72,000
Exercise of common stock options	5,370	—	20	—	—	20
Vesting of restricted stock units	63,547	—	—	—	—	—
Surrender of shares for taxes	(14,554)	—	—	—	—	—
Issuance of common stock related to ESPP	35,803	—	57	—	—	57
Stock-based compensation	11,493	—	2,751	—	—	2,751
Unrealized gain (loss) on investments	—	—	—	297	—	297
Net loss	—	—	—	—	(23,007)	(23,007)
BALANCE - September 30, 2023	51,635,184	$7	$532,697	$(364)	$(398,023)	$134,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Black Diamond Therapeutics, Inc. (the Company) is a clinical-stage oncology company focused on the development of MasterKey therapies that target families of oncogenic mutations in clinically validated targets. The Company was originally organized as a limited liability company in December 2014 under the name ASET Therapeutics LLC. In September 2016, the Company was converted to a corporation under the laws of the State of Delaware under the name ASET Therapeutics, Inc. The Company changed its name to Black Diamond Therapeutics, Inc. in January 2018. Since its inception, the Company has devoted substantially all of its efforts to raising capital, obtaining financing and incurring research and development costs related to the development and advancement of its product candidates identified by its Mutation-Allostery-Pharmacology (MAP) drug discovery engine.
The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any products, if approved, will be commercially viable. The Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnological companies. In addition, the Company is dependent upon the services of its employees, consultants and service providers. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
On November 14, 2022, the Company filed a shelf registration statement on Form S-3 (the Shelf Registration Statement), with the Securities and Exchange Commission (the SEC), which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum offering price of $500 million. The Company simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by the Company of up to $150 million of its common stock from time to time through Jefferies (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. As of September 30, 2023, no sales have been made pursuant to the ATM Program.
On July 5, 2023, the Company completed an underwritten public offering (the Follow-on Offering) of 15,000,000 shares of the Company’s common stock at a price to the public of $5.00 per share. The aggregate net proceeds from the Follow-on Offering totaled approximately $71.9 million, after deducting underwriting discounts and commissions, as well as other offering expenses.
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
As of November 6, 2023, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months.

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
The Company continues to monitor the impact of global economic developments, political unrest, high inflation, disruptions in capital markets, changes in international trade relationships and military conflicts, and health crises, on all aspects of its business, and has considered the impact of these factors on estimates within its financial statements. The extent to which future developments may impact the Company’s business, results of operations or financial condition are uncertain and cannot be predicted with confidence and there may be changes to estimates in future periods. As of the date of issuance of these condensed consolidated financial statements, the Company has not experienced material business disruptions or incurred impairment losses in the carrying value of its assets as a result of these factors and is not aware of any specific related event or circumstance that would require it to update its estimates.

3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at September 30, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$10,930	$—	$—	$10,930
Investments:
Commercial paper	—	34,375	—	34,375
Corporate bonds	—	33,751	—	33,751
U.S. Government agencies	—	18,152	—	18,152
Total	$10,930	$86,278	$—	$97,208

	Fair value measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$32,278	$—	$—	$32,278
Investments:
Commercial paper	—	3,747	—	3,747
Corporate bonds	—	45,643	—	45,643
U.S. Government agencies	—	39,102	—	39,102
Total	$32,278	$88,492	$—	$120,770
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
There were no transfers in or out of Level 3 categories in the periods presented.

4. INVESTMENTS
As of September 30, 2023, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$34,421	$—	$(46)	$34,375
Corporate bonds	33,936	—	(185)	33,751
U.S. Government agencies	18,285	—	(133)	18,152
Total	$86,642	$—	$(364)	$86,278
As of December 31, 2022, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$3,748	$—	$(1)	$3,747
Corporate bonds	46,443	—	(800)	45,643
U.S. Government agencies	40,125	—	(1,023)	39,102
Total	$90,316	$—	$(1,824)	$88,492
As of September 30, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less. As of September 30, 2023, all marketable securities held by the Company were in a loss position.
As of December 31, 2022, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government agencies, corporate bonds, and commercial paper with a fair value of $13,687 that had maturities of one to three years. As of December 31, 2022, all marketable securities held by the Company were in a loss position.
As of September 30, 2023, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. The Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company also determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2023 and the year ended December 31, 2022.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Laboratory equipment	$—	$770
Furniture and fixtures	17	17
Computer and office equipment	25	38
Leasehold improvements	2,512	2,512
Property and equipment	2,554	3,337
Less: accumulated depreciation	(738)	(750)
Total Property and Equipment, net	$1,816	$2,587

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $351 and $382, respectively.

6. EQUITY METHOD INVESTMENT
In December 2022, the Company received 9,000,000 shares of common stock in a newly formed antibody-focused precision oncology company, Launchpad Therapeutics, Inc. (Launchpad), in exchange for contributing early discovery-stage antibody programs and granting Launchpad a license to use its MAP drug discovery engine to discover, develop and commercialize large molecule therapeutics. As of the transaction date and as of September 30, 2023, the Company has a 39.1% voting interest in Launchpad and one seat on Launchpad’s Board of Directors which provide the Company with significant influence over Launchpad. The remaining voting interest in Launchpad is held by Versant Ventures and New Enterprise Associates (NEA), who are shareholders of the Company.
The Company accounted for the transaction under the equity method and recorded the carrying value of the Company’s investment in Launchpad common shares of $2,250 in equity method investments in the consolidated balance sheets. The contributed in process research and development (IPR&D) had zero basis on the Company’s books prior to the transaction, therefore the Company recognized a gain on sale of IPR&D of $2,232 in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. The Company also recognized a loss from investments in equity method investee of $1,540 in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022, associated with the Company’s proportionate share of Launchpad’s losses. The assets contributed by the Company were principally IPR&D and were not deemed a business by Launchpad, therefore the Company determined its remaining basis difference of $710 was substantially related to IPR&D and immediately expensed it. As of December 31, 2022, the carrying value of the investment in Launchpad was reduced to zero. Since the Company has no obligation to provide financing support to Launchpad, the Company is not required to record further losses exceeding the carrying value of the investment. The Company also determined that its investment in Launchpad is not material or significant to its operations or financial position. As of September 30, 2023, the carrying value of the investment in Launchpad was zero.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Contracted research services	$5,641	$4,713
Payroll and related expenses	4,539	4,648
Professional and consulting fees	1,149	1,182
Current portion of operating lease liability	3,043	2,841
Total accrued expenses and other current liabilities	$14,372	$13,384

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
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$2,595	$2,481	$7,525	$8,674
Restricted stock units	58	108	250	418
Employee Stock Purchase Plan and Other	98	75	293	199
	$2,751	$2,664	$8,068	$9,291
For the nine months ended September 30, 2023, the Company issued 55,972 shares of common stock out of its 2020 Plan under its policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$767	$1,201	$2,549	$4,255
General and administrative	1,984	1,463	5,519	5,036
	$2,751	$2,664	$8,068	$9,291

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2022	5,359,400	$12.40	7.8	$76
Granted	4,327,850	$2.92
Exercised	(5,370)	$3.79
Cancelled or forfeited	(1,269,121)	$7.39
Expired	(68,124)	$28.26
Outstanding September 30, 2023	8,344,635	$8.12	8.2	$1,244
Options vested or expected to vest at September 30, 2023	8,344,635	$8.12	8.2	$1,244
Options exercisable at September 30, 2023	3,689,107	$13.12	6.8	$243
For the nine months ended September 30, 2023, total unrecognized compensation cost related to the unvested stock-options was $11,148, which is expected to be recognized over a weighted average period of 2.7 years.
Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the time-based restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The following table summarizes time-based restricted stock activity since January 1, 2023:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2022	101,397	$5.92
Vested	(61,522)	$8.26
Cancelled or forfeited	(17,201)	$2.14
Unvested restricted common stock as of September 30, 2023	22,674	$2.53
The total fair value of time-based restricted stock units vested during the nine months ended September 30, 2023 was $505.
For the nine months ended September 30, 2023, total unrecognized compensation cost related to the time-based unvested restricted stock units was $43, which is expected to be recognized over a weighted average period of 0.6 years.
The Company had 239,475 performance restricted stock units outstanding at the year ended December 31, 2022. For the nine months ended September 30, 2023, the Company granted no performance restricted stock units to its employees, released 27,475 performance restricted stock units due to the achievement of certain clinical development and/or financing milestones, had 193,000 performance restricted stock units expire, and had no performance restricted stock units forfeited. As of September 30, 2023, the Company had 19,000 performance restricted stock units outstanding.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance conditions are considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.
As of September 30, 2023, no milestones for outstanding performance-based restricted stock units were considered probable.
As of September 30, 2023, two milestones for outstanding performance restricted stock units were achieved. For the nine months ended September 30, 2023, the Company recognized stock-based compensation expense related to these milestones of $52. The milestones that had not been met were considered not probable, and therefore no expense had been recognized related to these awards in the nine months ended September 30, 2023.
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
During the nine months ended September 30, 2023 and 2022, there were 69,005 and 53,662 shares, respectively, issued under the 2020 ESPP.
9. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(23,007)	$(21,654)	$(63,034)	$(70,091)
Weighted average common shares outstanding, basic and diluted	50,943,155	36,346,181	41,367,347	36,304,050
Net loss per share, basic and diluted	$(0.45)	$(0.60)	$(1.54)	$(1.93)

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

	Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	8,344,635	5,738,721
Unvested restricted stock	22,674	169,879
Shares issuable under employee stock purchase plan	28,780	48,805
Unvested performance restricted stock units	19,000	248,225
Warrants to purchase common stock	10,757	10,757
	8,425,846	6,216,387
10. LEASES
The Company has historically entered into lease arrangements for its facilities. As of September 30, 2023, the Company had two operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
Operating leases
In July 2020, the Company entered into a seven-year agreement with an option to extend for five additional years to lease two floors totaling approximately 25,578 square feet of office space for its principal office, which is located in Cambridge, MA. The lease on the first floor commenced on August 1, 2020 and the lease on the second floor commenced March 9, 2021. The Company recognized the respective lease balances on the condensed consolidated balance sheets when the lease of each floor commenced. Under the terms of the lease, the Company was required to issue a $1,168 letter of credit as security for the lease, which was reduced to $779 in August 2023 pursuant to the terms of the lease agreement. Additionally, on December 12, 2022, the Company entered into a sublease for one floor of its Cambridge, Massachusetts office space. The sublease terminates on August 31, 2028, which is also the date on which the Company's lease terminates.
In December 2020, the Company entered into an eleven-year agreement to lease approximately 18,120 square feet of office and laboratory space in New York, NY. The Company has an option to extend the lease for five additional years. The lease commenced August 26, 2021 and the related lease balance was recognized on the condensed consolidated balance sheet.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease Cost
Operating lease cost	$1,054	$1,057	$3,162	$3,173
Short-term lease cost	24	38	52	78
Variable lease cost	246	241	628	717
Sublease income	(334)	—	(804)	—
Total lease cost	$990	$1,336	$3,038	$3,968

Other Operating Lease Information	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liability	$3,164	$1,884
Weighted-average remaining lease term	7.1	8.1
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the three and nine months ended September 30, 2023 and 2022 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
Future minimum lease payments under the Company’s operating leases as of September 30, 2023 were as follows:

As of September 30, 2023
2023 (excluding the nine months ended September 30, 2023)	$1,080
2024	4,359
2025	4,477
2026	4,599
2027	4,724
Thereafter	12,250
Total lease payments	31,489
Less: interest	(5,447)
Total lease liability	$26,042

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
License agreements
The Company is a party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of September 30, 2023, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2023 or December 31, 2022.

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
12. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the 401(k) Plan). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the Code). All matching contributions are fully vested when made. During the three and nine months ended September 30, 2023 and 2022, the Company contributed $143, $686, $154 and $911, respectively, to the 401(k) Plan.

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
Overview
We are a clinical-stage oncology company focused on the development of MasterKey therapies that target families of oncogenic mutations in clinically validated targets. The foundation of our company is built upon a deep understanding of cancer genetics, onco-protein structure and function, and medicinal chemistry. Our MasterKey therapies are designed to address a broad spectrum of genetically defined tumors, overcome resistance, minimize wild-type mediated toxicities, and be brain-penetrant to treat central nervous system (CNS) disease. We are advancing two clinical-stage programs: BDTX-1535, a brain-penetrant, fourth-generation EGFR MasterKey inhibitor, targeting epidermal growth factor receptor (EGFR) mutant non-small cell lung cancer (NSCLC) and glioblastoma multiforme (GBM), and BDTX-4933, a brain-penetrant, RAF MasterKey inhibitor targeting KRAS, NRAS and BRAF alterations in solid tumors.
Our lead product candidate, BDTX-1535, is being studied in a Phase 1 clinical trial, currently in dose expansion for patients with NSCLC and dose escalation for patients with GBM. BDTX-1535 is an oral, brain-penetrant MasterKey inhibitor of oncogenic EGFR mutation in NSCLC, including families of non-classical (formerly referred to as “intrinsic”) driver mutations (e.g., L747P, L718Q), the acquired resistance C797S mutation, and complex mutations. BDTX-1535 is a fourth-generation tyrosine kinase inhibitor (TKI) that potently inhibits, based on preclinical data, greater than fifty oncogenic EGFR mutations and alterations expressed across a diverse group of patients with NSCLC in multiple lines of therapy, while sparing wild type EGFR activity. Based on preclinical data, BDTX-1535 also inhibits EGFR extracellular domain mutations and alterations commonly expressed in GBM and avoids paradoxical activation observed with earlier generation reversible TKIs.
In September 2023, we announced the dosing of the first patients in the BDTX-1535 Phase 1 clinical trial expansion cohorts to assess overall response rate (ORR) by RECIST 1.1 and durability of response (DOR) in patients with NSCLC with the EGFR acquired resistance C797S mutation after progression on a third generation EGFR TKI and non-classical (intrinsic) driver mutations after progression on an EGFR TKI. We expect to share initial results from this portion of the trial in 2024.
In October 2023, we presented new clinical data at a medical conference from the dose escalation portion of the Phase 1 clinical trial of BDTX-1535 in patients with NSCLC. Data shared at the conference were from 27 patients with advanced/metastatic NSCLC who received a range of doses spanning 25mg to 400mg once daily.

Durable clinical responses were observed at a starting dose of 100mg or above in patients with NSCLC who had multiple lines of prior therapy. Five of the 13 patients with either non-classical (intrinsic) driver, the acquired resistance C797S mutation or complex mutations, who had measurable disease at study start and underwent post-baseline tumor assessment, had a confirmed partial response (PR) by RECIST 1.1. Evidence of reduction in brain metastases was observed, including a patient with more than three prior therapies. Results showed that three responders continue on therapy for greater than six months (two confirmed PRs, one unconfirmed PR) and that one patient with confirmed PR continued on therapy for six months. Two additional patients with stable disease were shown to continue on therapy for greater than 12 months. Eradication of targeted variant alleles and significant circulating tumor DNA reductions were also observed for all NSCLC EGFR mutation subtypes in patients treated with BDTX-1535 across dose levels.
A favorable emerging safety profile was demonstrated and no unexpected safety signals were identified, with the majority of adverse events at doses of 100mg and 200mg being mild or moderate. No dose limiting toxicities were observed at 200mg or below.
We expect to provide an update on the Phase 1 dose escalation data in the cohort of patients with GBM in the fourth quarter of 2023. In October 2023, enrollment began in a Phase 0/1 “window of opportunity” clinical trial of BDTX-1535 in patients with recurrent high-grade glioma. The trial is sponsored by the Ivy Brain Tumor Center in Phoenix, Arizona and is enrolling patients prior to a planned resection. Patients achieving adequate drug levels in the gadolinium non-enhancing regions of the tumor will continue with treatment following surgery.
Our second product candidate, BDTX-4933, is an oral, brain-penetrant RAF MasterKey inhibitor, which is designed to address oncogenic alterations in KRAS, NRAS and BRAF, while also avoiding paradoxical activation. In preclinical studies, BDTX-4933 has demonstrated a potential best-in-class profile, showing potent target engagement, inhibition of MAPK signaling and strong anti-tumor activity/tumor regression across patient-derived tumor xenograft models driven by either KRAS, NRAS or BRAF mutations and alterations. BDTX-4933 also exhibits high CNS exposure leading to dose-dependent tumor growth inhibition and a survival benefit in an intracranial tumor model with oncogenic BRAF mutation. A Phase 1 clinical trial for BDTX-4933 was initiated in the second quarter of 2023 in patients with BRAF and select RAS/MAPK mutation-positive cancers, with an emphasis on patients with KRAS mutant NSCLC. The trial is currently in dose escalation.
In October 2023, we presented preclinical data for BDTX-4933 at a medical conference, which showed that BDTX-4933 potently and selectively inhibited the proliferation of tumor cells expressing a range of KRAS, NRAS and BRAF mutations, suggesting clear differentiation compared to other RAF inhibitors. BDTX-4933 demonstrated strong anti-tumor activity and regression across preclinical models expressing several MAPK pathway mutations, including KRAS G12D, KRAS G12V, and KRAS G13C mutant NSCLC models. BDTX-4933 exhibited high CNS exposure with dose-dependent tumor growth inhibition and survival benefit in an intracranial xenograft BRAF tumor model.
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

To date, we have funded our operations with proceeds from the sale of preferred stock and common stock. Since inception, we have incurred significant operating losses. Our net losses were $63.0 million and $70.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $398.0 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•advance clinical trials for BDTX-1535 and BDTX-4933;
•obtain, maintain, expand and protect our intellectual property portfolio;
•attract and retain key clinical, scientific, management and commercial personnel;
•seek marketing approvals for our product candidates that successfully complete clinical trials, if any; and
•acquire or in-license additional product candidates.
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates, and reduce headcount and general and administrative costs.
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
Additionally, we continue to actively monitor macroeconomic conditions and market volatility resulting from global economic developments, political unrest, high inflation, disruptions in capital markets, changes in international trade relationships and military conflicts, and health crises. While we believe such factors have had no significant impact on our business or financial results during the periods presented, future developments and potential impacts on our business are uncertain and cannot be predicted with confidence.
As of September 30, 2023, we had cash, cash equivalents and investments of approximately $144.3 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
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
•expenses incurred under agreements with contract research organizations, or CROs, that are primarily engaged in the oversight and conduct of our drug discovery efforts, preclinical studies, and clinical trials as well as under agreements with contract manufacturing organizations, or CMOs, that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs;
•other costs related to the conduct of preclinical studies, clinical trials, and our drug discovery efforts, including acquiring and manufacturing materials, manufacturing validation batches, fees to investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development support services;
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
Development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we continue our clinical trials for BDTX-1535 and BDTX-4933. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of the following:
•the scope, progress, outcome and costs of our clinical trials and other development activities;
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
Any changes in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.
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
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support continued development of our product candidates and prepare for potential commercialization activities. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.

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
Results of operations
Comparison of the three months ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$16,154	$15,847	$307
General and administrative	7,858	6,277	1,581
Total operating expenses	24,012	22,124	1,888
Loss from operations	(24,012)	(22,124)	(1,888)
Other income (expense):
Interest income	439	562	(123)
Other (expense) income	566	(92)	658
Total other income (expense), net	1,005	470	535
Net loss	$(23,007)	$(21,654)	$(1,353)
Research and development
Research and development expenses were $16.2 million for the three months ended September 30, 2023, compared to $15.8 million for the three months ended September 30, 2022. The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
BDTX-1535 research and development expenses	$5,988	$2,578	$3,410
BDTX-4933 research and development expenses	1,618	1,334	284
BDTX-189 research and development expenses	—	1,572	(1,572)
Other research programs and platform development expenses	2,080	3,859	(1,779)
Personnel expenses	4,773	5,136	(363)
Allocated facility expenses	926	997	(71)
Other expenses	769	371	398
	$16,154	$15,847	$307

The increase of $0.3 million for the three months ended September 30, 2023 was primarily due to an increase of $3.4 million related to the progression of our clinical trial for BDTX-1535, offset by decreased spend relating to other research programs and platform development of $1.8 million due to reduced spending on early discovery projects as we deepen our focus on our clinical-stage assets, compared to the three months ended September 30, 2022. In addition, BDTX-189 expenses decreased $1.6 million due to the discontinuation of the development of BDTX-189 to focus on the development of BDTX-1535 and BDTX-4933.
General and administrative
General and administrative expenses were $7.9 million for the three months ended September 30, 2023 compared to $6.3 million for the three months ended September 30, 2022. This was primarily a result of an increase in costs related to the transition of our former President and Chief Executive Officer in September 2023, along with other legal and other professional fees.
Other income (expense)
Other income was $1.0 million for the three months ended September 30, 2023, compared to $0.5 million for the three months ended September 30, 2022. The increase was primarily attributable to amortization of premium on investments decreasing at a higher rate in 2023 compared to 2022, and sublease income in 2023.
Comparison of the nine months ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$44,061	$49,828	$(5,767)
General and administrative	21,544	21,148	396
Total operating expenses	65,605	70,976	(5,371)
Loss from operations	(65,605)	(70,976)	5,371
Other income (expense):
Interest income	1,600	1,354	246
Other (expense) income	971	(469)	1,440
Total other income (expense), net	2,571	885	1,686
Net loss	$(63,034)	$(70,091)	$7,057

Research and development
Research and development expenses were $44.1 million for the nine months ended September 30, 2023, compared to $49.8 million for the nine months ended September 30, 2022. The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
BDTX-1535 research and development expenses	$13,149	$5,055	$8,094
BDTX-4933 research and development expenses	5,015	1,538	3,477
BDTX-189 research and development expenses	—	6,616	(6,616)
Other research programs and platform development expenses	6,973	14,377	(7,404)
Personnel expenses	14,552	18,041	(3,489)
Allocated facility expenses	2,725	3,002	(277)
Other expenses	1,647	1,199	448
	$44,061	$49,828	$(5,767)
The decrease of $5.8 million for the nine months ended September 30, 2023 was primarily due to a decrease of $6.6 million in BDTX-189 expenses due to the discontinuation of the development of BDTX-189 to focus on the development of BDTX-1535 and BDTX-4933, compared to the nine months ended September 30, 2022. Additionally, there was a net increase of $11.6 million related to the progression of our clinical trials for BDTX-1535 and BDTX-4933, offset by decreased spend relating to other research programs and platform development of $7.4 million due to reduced spending on early discovery projects as we deepen our focus on our clinical-stage assets. Personnel expenses decreased $3.5 million as a result of the realignment of our workforce in April 2022 to focus on the development of BDTX-1535 and BDTX-4933.
General and administrative
General and administrative expenses were $21.5 million for the nine months ended September 30, 2023 compared to $21.1 million for the nine months ended September 30, 2022. This was primarily a result of an increase in costs related to the transition of our former President and Chief Executive Officer in September 2023, along with other legal and other professional fees.
Other income (expense)
Other income was $2.6 million for the nine months ended September 30, 2023, compared to $0.9 million for the nine months ended September 30, 2022. The increase was primarily attributable to amortization of premium on investments decreasing at a higher rate in 2023 compared to 2022, sublease income in 2023 and interest income increasing due to market conditions.
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

On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through September 30, 2023, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of September 30, 2023, we had cash, cash equivalents and investments of $144.3 million.
On November 14, 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC, which covers the offering, issuance and sale of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500 million. We simultaneously entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by us of up to $150 million of our common stock, or the Shares, from time to time through Jefferies as our sales agent (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of September 30, 2023, no sales have been made pursuant to the ATM Program.
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
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(52,761)	$(63,143)
Cash provided by investing activities	4,097	51,044
Cash provided by financing activities	71,978	205
Net increase (decrease) in cash and cash equivalents	$23,314	$(11,894)
Operating activities
During the nine months ended September 30, 2023, we used cash in operating activities of $52.8 million, primarily resulting from our net loss of $63.0 million, partially offset by the non-cash charge related to stock compensation expense of $8.1 million.
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

Investing activities
During the nine months ended September 30, 2023, we had cash provided by investing activities of $4.1 million primarily from the sales and maturities of investments, netted against our purchase of investments.
During the nine months ended September 30, 2022, we had cash provided by investing activities of $51.0 million primarily from the sales and maturities of investments.
Financing activities
During the nine months ended September 30, 2023, we had cash provided by financing activities of $72.0 million, consisting of proceeds from the participation in the employee stock purchase plan as well as the Follow-on Offering in July 2023.
During the nine months ended September 30, 2022, we had cash provided by financing activities of $0.2 million consisting of proceeds from exercise of stock options and participation in the employee stock purchase plan.
Funding requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance clinical trials of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. The timing and amount of our operating expenditures will depend largely on our ability to:
•advance BDTX-1535 and BDTX-4933 through clinical trials;
•manufacture, or have manufactured on our behalf, our drug material and develop processes for late stage and commercial manufacturing;
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
As of September 30, 2023, we had cash, cash equivalents and investments of $144.3 million. We believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the scope, progress, results and costs of developing our product candidates, and conducting clinical trials;
•the costs, timing and outcome of regulatory review of our product candidates;

•the costs, timing and ability to manufacture our product candidates to supply our clinical development efforts and our clinical trials;
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

Contractual obligations and commitments
The following summarizes our contractual obligations as of September 30, 2023:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Property leases - commenced	$4,330	$9,015	$9,280	$8,864	$31,489
Total	$4,330	$9,015	$9,280	$8,864	$31,489
Property leases – commenced
The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of September 30, 2023. The minimum lease payments do not include common area maintenance charges or real estate taxes.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 9, 2023. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those previously disclosed.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank after it was unable to continue its operations. This event exposed vulnerabilities in the banking sector, including legal uncertainties, significant volatility and contagion risk, and caused market prices of regional bank stocks to plummet.
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

Black Diamond Therapeutics, Inc.

Date: November 6, 2023	By:	/s/ Mark A. Velleca
Mark A. Velleca President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: November 6, 2023	By:	/s/ Fang Ni
Fang Ni Chief Business Officer and Chief Financial Officer (Principal Financial Officer)