Form 10-K
period 2023-12-31
Black Diamond Therapeutics, Inc.
filed 2024-03-12
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $114,544,206 based on a closing price of $5.05 per share as quoted by the Nasdaq Global Select Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 5, 2024, the registrant had 51,717,849 shares of common stock, $0.0001 par value per share, outstanding.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders, or the Proxy Statement, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Summary of the Material and Other Risks Associated with Our Business
Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business, including those described in Part II, Item IA. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:
•We are very early in our development efforts and are substantially dependent on our clinical-stage product candidates, BDTX-1535 and BDTX-4933. If we are unable to advance BDTX-1535, BDTX-4933 or any of our other product candidates through clinical development, obtain regulatory approval and ultimately commercialize BDTX-1535, BDTX-4933 or any of our other product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
•Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our Phase 2 clinical trial for BDTX-1535 or our Phase 1 clinical trial for BDTX-4933 with the genetic mutations that these product candidates are designed to target.
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
•We are focused on the development of precision medicines for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we have taken to discover, and are taking to develop drugs is novel and may never lead to marketable products.
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
•the scope, timing, progress and results of our clinical trials and Investigational New Drug (IND) applications, development efforts and other regulatory submissions;
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
•the implementation of our strategic plans for our business and any product candidates we may develop based on our Mutation-Allostery-Pharmacology (MAP) drug discovery engine;
•our ability to successfully develop companion diagnostics for use with our current or future product candidates;
•our intellectual property position, including the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering our product candidates and MAP drug discovery engine;
•our ability to obtain additional funding for our operations, when needed, including funding necessary to complete further development and commercialization of our product candidates, if approved;
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
•the ultimate impact of health epidemics, pandemics, and other widespread outbreaks of contagious disease, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our clinical trials, our research programs, healthcare systems or the global economy as a whole; and
•other material risks and uncertainties, including those discussed in Part I, Item 1A, “Risk Factors” in this Annual Report.
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

PART I
Except where the context otherwise requires or where otherwise indicated, the terms “Black Diamond,” “Black Diamond Therapeutics,” “we,” “us,” “our,” “our company,” the “Company,” “we,” “us,” “our” and similar designations in this Annual Report to refer to Black Diamond Therapeutics, Inc. and, where appropriate, its subsidiary.

Item 1. Business
We are a clinical-stage oncology company focused on the development of MasterKey therapies to treat patients with genetically defined tumors. The foundation of our company is built upon a deep understanding of cancer genetics, onco-protein structure and function, and medicinal chemistry. Our MasterKey therapies are designed to address a broad spectrum of genetically defined tumors, overcome resistance, minimize wild-type mediated toxicities, and be brain-penetrant to treat central nervous system (CNS) disease. Our compounds target families of oncogenic mutations in clinically validated pathways. We are advancing two clinical-stage programs: BDTX-1535, a brain-penetrant, fourth-generation epidermal growth factor receptor (EGFR) MasterKey inhibitor, targeting epidermal growth factor receptor mutant (EGFRm) non-small cell lung cancer (NSCLC) and glioblastoma (GBM), and BDTX-4933, a brain-penetrant, RAF MasterKey inhibitor targeting KRAS, NRAS and BRAF alterations in solid tumors.
The Black Diamond Therapeutics approach
Our goal is to bring targeted oncology therapies to patients with genetically defined cancers who have limited treatment options. Our drug development efforts leverage our novel findings that:
•mutations throughout a gene can drive oncogenic activation and change the drug selectivity profile of their active sites;
•these oncogenic mutations can be grouped into families because they drive similar protein structural changes, and exhibit a shared selectivity profile; and
•a family of oncogenic proteins can therefore be inhibited by a single molecule that targets the active site regardless of where it appears on the protein.
Our MasterKey therapies were discovered using our proprietary MAP drug discovery engine which is built on three central pillars: identification of oncogenic mutations in protein kinases, confirmation of oncogenicity of mutations based upon cell and tumor models, and pharmacologic inhibition of the relevant mutations while sparing wild-type. Approved targeted therapies, such as kinase inhibitors, have transformed the treatment of cancers and demonstrated a significant benefit in certain patients by treating active site mutations in a single tumor type. Improved genetic sequencing of human cancers has led to the discovery of additional oncogenic genetic alterations. These genetic alterations were previously unaddressed, unsuccessfully targeted or overlooked. Our MasterKey therapies are designed to target families of oncogenic driver mutations by exploiting their shared activating conformation. We believe our MasterKey approach offers a substantial opportunity to expand the number of patients who could benefit from targeted oncology medicines.
Black Diamond Therapeutics pipeline
We have a pipeline of orally available, potent and selective small molecule MasterKey inhibitors that target families of driver mutations in individual oncogenes for the treatment of cancer and genetic diseases. Our pipeline includes two product candidates for which we are conducting clinical trials, and other development candidates for which we are evaluating potential strategic partnerships. An overview of our pipeline of product candidates is shown in the table below.

BDTX-1535: a brain-penetrant, irreversible EGFR MasterKey inhibitor with broad mutation coverage
We believe that BDTX-1535 has the potential to treat patients with EGFRm NSCLC in both early-line and later-line settings based upon BDTX-1535’s ability to address approximately 50 oncogenic mutations with greater potency than other EGFR tyrosine kinase inhibitor’s (TKIs), as well as uniquely target the C797S resistance mutation which can be acquired after treatment with osimertinib. Historically, EGFR inhibitors have demonstrated significant clinical benefit in patients with classical EGFR activating mutations and are the current first-line standard of care. However, over time, almost all patients acquire resistance mutations and relapse. Furthermore, up to half of all NSCLC patients either have CNS metastases at diagnosis or will develop them while on treatment, which contributes to increased risk of resistance to standard therapies and poor prognosis. The majority of first and second-generation EGFR TKIs do not adequately penetrate the CNS and the third-generation EGFR inhibitor osimertinib has been shown to exhibit limited CNS penetration. There are also few options remaining to patients when they become resistant to third generation EGFR TKIs. Resistance can arise due to the acquired C797S resistance mutation and/or to a myriad of other oncogenic non-classical EGFR driver mutations. There are presently no therapies approved for the treatment of patients with EGFRm NSCLC harboring the acquired resistance C797S mutation. Based upon evolving real world evidence, we believe that non-classical mutations are also becoming increasingly present in patients newly diagnosed with NSCLC, as detected with next generation sequencing of tumors. Afatanib is the only EGFR TKI approved for non-classical mutations and its label is limited to S768I, L861Q and G719X. Our preclinical data for BDTX-1535 shows potent inhibition of a broad spectrum of non-classical EGFR mutations (approximately 50), including S768I, L861Q and G719X.
In our Phase 1 trial in patients with advanced/metastatic EGFRm NSCLC, BDTX-1535 was shown to be well tolerated and to achieve durable clinical responses in patients whose tumors expressed a range of mutation subtypes, including the acquired C797S resistance mutation and a range of non-classical mutations. BDTX-1535 received Fast Track Designation from the U.S. Food and Drug Administration (FDA) for the treatment of patients with metastatic EGFR C797S mutation-positive NSCLC, without T790M mutation, whose disease has progressed on/after a third-generation EGFR TKI. We are currently evaluating BDTX-1535 in a Phase 2 clinical trial in patients with EGFRm NSCLC in the second and third-line settings with non-classical driver mutations and acquired C797S resistance mutation, and in the first-line setting in patients with non-classical EGFR mutations. We expect to announce results from the second- and third-line cohorts in the third quarter of 2024 and results from the first-line cohort in 2025. We are also assessing the potential development of BDTX-1535 for patients with EGFRm NSCLC following adjuvant treatment with osimertinib, where the broad mutation coverage of BDTX-1535 of C797S and non-classical mutations may be of benefit.

We released top-line recurrent GBM results from the BDTX-1535 Phase 1 dose escalation study in the fourth quarter of 2023, showing clinical activity in heavily pretreated patients with GBM. BDTX-1535 was shown to be generally well tolerated and no new safety signals were observed.
In the fourth quarter of 2023, enrollment began in a “window of opportunity” Phase 0/1 trial of BDTX-1535 in patients with recurrent high-grade glioma. The trial is sponsored by the Ivy Brain Tumor Center in Phoenix, Arizona and is enrolling patients prior to a planned surgical resection. Patients achieving adequate drug levels in the gadolinium non-enhancing regions of the tumor will continue with treatment following surgery. This study is primarily intended to assess drug levels of BDTX-1535 in brain tissue and to confirm EGFR mutation status, which may be altered with previous treatment such as radiation and chemotherapy. We expect to present Phase 1 data and “window of opportunity” results in the second quarter of 2024, which will inform potential next steps in the development of BDTX-1535 in GBM.
BDTX-4933: a highly selective, brain-penetrant RAF MasterKey inhibitor
BRAF mutations are among the most common mutations found in tumors. First-generation BRAF inhibitors have focused on the canonical V600E (Class I) mutation but are not active against non-canonical oncogenic BRAF mutations. Non-canonical oncogenic mutations, including BRAF-fusions, can drive RAS-independent (Class II) or RAS-dependent (Class III) RAF dimers. Current BRAF inhibitors can induce unwanted paradoxical activation that limits their breadth of activity and can result in cutaneous toxicity. First-generation BRAF inhibitors are also not active in the context of KRAS mutations, and there are currently no approved precision therapeutics to address tumors expressing non-G12C KRAS mutations. Furthermore, the expression of BRAF and KRAS mutations commonly occurs in patients with CNS tumors or brain metastases, but currently approved BRAF inhibitors have poor intrinsic brain penetration. As such, there remains a high unmet clinical need for a broad mutation spectrum and CNS-penetrant RAF inhibitor to treat patients expressing BRAF mutations and related RAS-dependent alterations.
BDTX-4933 is designed to be a potent and selective, reversible oral inhibitor that targets broad families of oncogenic BRAF, KRAS and NRAS alterations. BDTX-4933 selectively targets constitutively active RAF dimers resulting from either BRAF mutations or other upstream oncogenic MAPK pathway alterations, such as KRAS and NRAS alterations. In preclinical tumor models, we observed that BDTX-4933 demonstrated brain-penetrant activity and achieved regression of tumors carrying a broad spectrum of KRAS mutations, NRAS alterations, as well as BRAF Class I, II, and III mutations.
We initiated a Phase 1 clinical trial for BDTX-4933 in the second quarter of 2023 in patients with BRAF and select KRAS and NRAS mutation-positive cancers, with an emphasis on patients with non-G12C KRAS mutant NSCLC. The trial is currently in dose escalation with data expected in the fourth quarter of 2024.
Early-stage programs
We are seeking global partnership opportunities for our FGFR2/3 selective development candidate BDTX-4876, and for another development candidate against an undisclosed, validated oncogene.
Our strategy
Our vision is to build a differentiated, global biopharmaceutical company developing and commercializing novel medicines for patients with genetically defined tumors. We are advancing compounds that have been discovered through improved understanding of mutant protein conformations to identify novel oncogenic driver mutations, and target families of oncogenic mutations with MasterKey therapies to address a greater number of patients. Our strategy is to explore development of these compounds starting in later-line settings, and based on results, to expand development into early-line settings where patients with these mutations have few treatment options and well tolerated oral therapies have implicit advantages for patients as compared to intravenously administered chemotherapy, antibody, or conjugate-based therapies. The critical components of our strategy include:

•Generate Phase 2 clinical trial results for BDTX-1535 in 2L/3L EGFRm NSCLC to enable a potential pivotal trial. We believe that BDTX-1535 is the most advanced fourth-generation EGFR TKI in development that uniquely targets the acquired C797S resistance mutation as well as non-classical mutations that can cause disease progression on a third-generation TKI.
•Advance BDTX-1535 rapidly through Phase 2 development in 1L non-classical EGFRm NSCLC to maximize the therapeutic potential of BDTX-1535. We believe that the ability of BDTX-1535 to target approximately 50 oncogenic mutations that are not sufficiently addressed by existing therapies, as well as its oral administration and tolerability profile together with brain penetrance, offers significant potential to treat patients with non-classical mutations in the first-line setting.
•Outline a potential development path for BDTX-1535 in 1L newly diagnosed patients with EGFR altered GBM. Based on Phase 1 data and results from the “window of opportunity” trial for BDTX-1535, we will determine potential next steps in the development of BDTX-1535 as a first-line treatment for newly diagnosed patients with EGFR altered GBM.
•Assess early dose escalation data from BDTX-4933 to evaluate future development potential. We believe that BDTX-4933 could offer an improved approach to addressing oncogenic KRAS, NRAS and all classes of BRAF alterations expressed in patients with or without tumors in the central nervous system, and our initial focus is on non-G12C KRAS mutated NSCLC.
•Evaluate potential strategic partnerships that may maximize the potential of our pipeline. We may consider and opportunistically enter into strategic partnerships around certain targets, product candidates and disease areas. Our FGFR program and one other undisclosed program in solid tumors have reached development candidate stage, and we are evaluating out licensing opportunities for further development.
Our history and team
We were founded in 2014 and in 2017, together with Versant Ventures, we began building the MAP drug discovery engine to profile oncogenic mutations and create MasterKey Therapies. We have assembled a team with significant expertise in drug development, with particular strength in small molecule protein kinase inhibitors and advancement of oncology drug candidates through clinical trials and regulatory approval. Mark A. Velleca, M.D., Ph.D., our Chairman, President and Chief Executive Officer was previously the Chief Executive Officer of G1 Therapeutics, Inc., where he led the advancement of multiple product candidates across several therapeutic areas, including leading its first therapy from investigational new drug (IND) application to FDA approval. Elizabeth Buck, Ph.D., our Chief Scientific Officer, previously led preclinical pharmacology and oncology translational research at OSI Pharmaceuticals, Inc. Sergey Yurasov, M.D., Ph.D., our Chief Medical Officer, previously served as Chief Medical Officer at Nuvation Bio. Melanie Morrison, our Chief Development Officer, previously served as Senior Vice President, Program Management and Clinical Operations at Nuvation Bio. Brent Hatzis-Schoch, our Chief Operating Officer and General Counsel, was previously General Counsel at Radius Health, Inc. Fang Ni, Pharm.D., our Chief Business Officer and Chief Financial Officer, previously served as Principal and was a member of the investment team at Versant Ventures. Elizabeth Montgomery, our Chief People Officer, previously served as Chief People Officer at ClearView Healthcare Partners.
Our product candidates and development programs
We have a pipeline of orally available, potent and selective small molecule MasterKey therapies that target genetic drivers in several cancers. We own worldwide commercial rights to all of our product candidates.

BDTX-1535: a brain-penetrant, mutant selective, irreversible EGFR MasterKey inhibitor targeting EGFR classical, non-classical, and acquired resistance mutations in NSCLC and EGFR alterations expressed in GBM
Background and limitations of current EGFR inhibitors
In NSCLC, EGFR inhibitors have demonstrated significant clinical benefit in patients with classical EGFR activating mutations (Exon19del, L858R) and are the current first-line standard of care. However, over time, almost all patients acquire resistance and relapse. For the third-generation EGFR inhibitor osimertinib, acquired resistance can be associated with the acquisition of a non-classical mutation (e.g., L747P, L718Q) or acquired C797S resistance mutation, against which osimertinib is inactive. Additionally, a substantial fraction of NSCLC patients at primary diagnosis harbor non-classical EGFR mutations, including complex mutations that are poorly addressed with current therapies. Furthermore, up to half of all NSCLC patients either have CNS metastases at diagnosis or will develop them while on treatment. The majority of first- and second-generation EGFR inhibitors do not adequately penetrate the CNS, and while third-generation, brain-penetrant EGFR inhibitors such as osimertinib may delay the progression of CNS metastases, there are few options remaining to patients when resistance inevitably arises. Thus, treatment for patients who carry non-classical mutations at diagnosis or patients who have progressed on current EGFR targeted agents with acquired resistance mutations, including for patients with brain metastases, remains an area of high unmet medical need in NSCLC.
Our solution: BDTX-1535
BDTX-1535 is a potent, selective, irreversible, oral and brain-penetrant small molecule inhibitor designed to address the critical unmet need in NSCLC and GBM driven by EGFR alterations. The pharmacological activity of BDTX-1535 was optimized to inhibit a wide spectrum of EGFR mutations that drive resistance, and to target CNS tumors through its potential for high brain exposure.
EGFR is a potent oncogene commonly altered in many cancers, including NSCLC and GBM. EGFR mutations in NSCLC commonly impact the kinase domain, while in GBM they occur primarily in the extracellular domain. In cell-based assays, BDTX-1535 achieved potent inhibition of families of oncogenic EGFR mutations and selectivity versus normally expressed EGFR WT as compared to osimertinib. This includes classical, non-classical, acquired C797S resistance mutation, and complex mutations expressed in NSCLC. BDTX-1535 is not a potent inhibitor of Exon20 insertions or the T790M resistance mutation. In cell-based assays, BDTX-1535 achieved potent MasterKey inhibition of a family of oncogenic EGFR variants expressed in GBM and EGFR amplification with high selectivity versus normally expressed EGFR WT.
Clinical development
The IND application for BDTX-1535 was cleared by the FDA in the first quarter of 2022, and the first-in-human clinical trial (BDTX1535-101) was also initiated in the first quarter of 2022. The Phase 1 dose escalation part of this trial enrolled patients harboring EGFR oncogenic alterations both in NSCLC and GBM.
BDTX1535-101 is an open-label, multicenter Phase 1/2 trial consisting of a Phase 1 dose escalation portion (completed) and a multi-cohort Phase 2 dose expansion portion (enrolling). The Phase 1 portion was designed to assess the safety, tolerability, pharmacokinetics and preliminary antitumor activity of BDTX-1535 in patients with either advanced/metastatic NSCLC harboring sensitizing EGFR mutations, with or without brain metastases, who have progressed on an approved EGFR inhibitor, or recurrent GBM expressing EGFR alterations. Eligible NSCLC patients had either a non-classical EGFR mutation in exon 18 or 21 or an acquired C797S mutation following prior therapy with a third-generation EGFR inhibitor. The dose escalation part was based on a Bayesian adaptive design which allowed a various number of patients to be enrolled at each dose level to assess safety, tolerability and pharmacokinetics of BDTX-1535 to establish a maximum tolerated dose (MTD).

Mutation Matched Phase 1 Study Inclusion Criteria

Recurrent NSCLC Cohort			Recurrent GBM Cohort	
EGFR mutations at the time of progression: – Non-classical driver, OR – Acquired resistance C797S	Progression after EGFR TKI	Exclusion of EGFR T790M, Ex20ins, KRAS mutations, cMET amplification	EGFR alterations at resection/diagnosis	Wild-type isocitrate dehydrogenase (IDH)

Dose Escalation Completed: 15 mg QD to 400 mg QD

- **Primary objective:** PK and safety
- **Secondary objective:** Anti-tumor activity

15 mg QD
25 mg QD
50 mg QD
100 mg QD
200 mg QD
300 mg QD
400 mg QD

- Target coverage and clinical activity at ≥ 100 mg, MTD at 300 mg
- Phase 2 in 2L/3L NSCLC enrolling at 100 mg QD and 200 mg QD

NSCLC
We released top-line NSCLC results from the Phase 1 dose escalation trial in June 2023, and in October 2023 presented updated clinical data at the European Organization for Research and Treatment of Cancer-National Cancer Institute-American Association for Cancer Research (EORTC-NCI-AACR) Symposium on Molecular Targets and Cancer Therapeutics. Data disclosed at the conference were from 27 patients with advanced/metastatic NSCLC who received once daily doses ranging from 25mg to 400mg.
Durable clinical responses were observed at a starting dose of 100mg once daily or above in patients with NSCLC who had multiple lines of prior therapy. Five of the 13 patients with either a non-classical driver, the acquired C797S resistance mutation or complex mutations who had measurable disease at study start and underwent post-baseline tumor assessment, had a confirmed partial response (PR) by RECIST 1.1. Evidence of reduction in brain metastases was observed, including a patient who had received greater than three prior lines of therapy. Results presented showed that three responders continue on therapy for greater than six months (two confirmed PRs, one unconfirmed PR) and that one patient with confirmed PR continued on therapy for six months. Two additional patients with stable disease were shown to continue on therapy for greater than 12 months. Eradication of targeted variant alleles and significant circulating tumor DNA reductions were also observed for all NSCLC EGFR mutation subtypes in patients treated with BDTX-1535 across dose levels.

Osi = Osimertinib; Afa = Afatinib; Gefi = Gefitinib; Daco = Dacomitinib; Erlo = Erlotinib; CPI = Checkpoint inhibitor, C = Chemotherapy; # - mutations were absent on confirmatory test; * uPR=unconfirmed partial response-patient had a PR on a post-baseline scan, but a radiologist was unable to confirm a response on a subsequent scan; this patient remains on study treatment without evidence of PD. **%SoD was updated to -50% from prior data release; 24July2023 BDTX-1535-101 clinical data extract; Data from Poster at EORTC/AACR/NCI International Conference on Molecular Targets and Cancer Therapeutics October 2023
a) Dose was increased incrementally to 100 mg QD; b) Dose was increased incrementally to 200 mg QD; c) Received more than two prior lines of therapy; d) Dose was reduced to 300 mg QD; e) patient had a PR on a post-baseline scan, but a radiologist was unable to confirm a response on a subsequent scan; this patient remains on study treatment without PD; f) Patient had >20% increase in target lesions at cycle 11, however, continues the study treatment; Data from Poster at EORTC/AACR/NCI International Conference on Molecular Targets and Cancer Therapeutics October 2023
Adverse event results included both the NSCLC and GBM cohorts. A favorable emerging tolerability profile was demonstrated, and no unexpected safety signals were identified, with the majority of adverse events at doses of 100mg and 200mg once daily being mild or moderate. No dose limiting toxicities were observed at 200mg once daily or below.

Treatment emergent adverse events (TEAEs) occurring in ≥6% patients; All patients in 300 mg cohort received rash prophylaxis; Rash group terms: rash, rash maculo-papular, dermatitis acneiform; *PPE = Palmar-plantar erythrodysaesthesia syndrome; Data from Poster at EORTC/AACR/NCI International Conference on Molecular Targets and Cancer Therapeutics October 2023
The Phase 1 portion of the trial is now completed. In September 2023 we dosed the first patients in the Phase 2 trial to assess overall response rate (ORR) by RECIST 1.1 and durability of response (DOR) in patients with EGFRm NSCLC in two cohorts: one cohort with the EGFR acquired C797S resistance mutation after progression on a third-generation EGFR TKI, and the other cohort in non-classical driver mutations after progression on an EGFR TKI. Enrollment continues in the two cohorts at both 100mg and 200mg doses, and we expect to disclose initial results from these two cohorts of the Phase 2 trial in the third quarter of 2024.
Following feedback received from the FDA in late 2023, in the first quarter of 2024, we initiated a Phase 2 cohort in first-line NSCLC patients harboring non-classical EGFR mutations. Each of the three cohorts of the Phase 2 trial is anticipated to enroll up to 40 patients.

BDTX-1535 received Fast Track Designation from the FDA for the treatment of patients with metastatic EGFR C797S mutation-positive NSCLC, without T790M mutation, whose disease has progressed on/after treatment with a third-generation EGFR TKI. We intend to meet with FDA as results become available from the Phase 2 expansion cohorts in patients with NSCLC to discuss a potential registrational path for BDTX-1535 in EGFRm NSCLC.
GBM
GBM is a difficult-to-treat, aggressive malignancy of the central nervous system. Standard therapy at diagnosis consists of surgical resection followed by radiation and chemotherapy. Prognosis remains poor, with only approximately 25% of newly diagnosed patients surviving two years or longer after diagnosis. At the time of diagnosis, approximately 52% of GBM tumors express one or more EGFR oncogenic alterations that affect the extracellular region of the receptor tyrosine kinase, consequently promoting oncogenic activation. In preclinical models, we have shown that the mechanism of activation for these EGFR oncogenic alterations involves the formation of a constitutive dimer that exhibits a conformation leading to ligand-independent signaling shared by a family of extracellular domain EGFR alterations expressed in GBM. We believe that current EGFR targeted therapies have been unsuccessful in treating GBM due to (i) the concurrent expression of different EGFR oncogenic alterations within individual patients, (ii) insufficient drug potency across different EGFR oncogenic alterations, (iii) paradoxical activation of EGFRm commonly found in GBM caused by earlier-generation inhibitors, and (iv) low levels of brain penetration. BDTX-1535 was designed to overcome these challenges and address the significant unmet need for new treatments for patients with GBM.

In December 2023, we announced dose escalation results in 22 patients with GBM that were treated at doses ≥100mg once daily demonstrating clinical activity in heavily pre-treated patients including 1 confirmed partial response and 8 patients with stable disease among 19 patients with measurable disease by RANO criteria. Of 22 patients evaluable for efficacy, 3 patients were shown to be on therapy longer than 10 months, 1 patient longer than 6 months, and 5 patients longer than 4 months. Importantly, historical progression free survival (PFS) in this population is expected to last approximate 2-4 months. BDTX-1535 was shown to be generally well tolerated, with no new safety signals observed. It is notable that patients’ EGFR status was not able to be confirmed prior to dosing in this trial, which is an important consideration for future development.
An investigator sponsored “window of opportunity” Phase 0/1 trial of BDTX-1535 is ongoing in patients with recurrent high-grade glioma who are undergoing surgical intracranial tumor resection. This trial will provide data on BDTX-1535 drug levels in the brain, and also confirm the EGFR mutation status of patients’ tumors. GBM are highly pleiomorphic tumors known to evolve with therapeutic treatments such as radiation and chemotherapy, thereby potentially changing EGFR mutation status over time. We expect to present clinical data from the dose escalation study and the “window of opportunity” study at a medical meeting in the second quarter of 2024. These results will inform potential further development in newly diagnosed GBM patients harboring EGFR alterations.
We believe that a randomized trial in newly diagnosed GBM patients with confirmed EGFR alteration status may be the most appropriate strategy for evaluating the potential benefit of BDTX-1535 for this indication.
BDTX-4933: a highly selective, brain-penetrant RAF MasterKey inhibitor targeting oncogenic mutations in KRAS, NRAS, and BRAF Class I, II, III
Background and limitations of RAF inhibitors
BRAF mutations are among the most common mutations found in tumors. Oncogenic alterations affecting BRAF include the V600E mutation (Class I) active site mutation together with families of non-canonical BRAF mutations (Class II and Class III) that are active as dimers. While the V600E Class I mutation has been successfully targeted in melanoma and other solid tumors, there are currently no approved therapies that target the full spectrum of Class II and Class III mutations that are expressed in melanoma and a range of other solid tumors. Additionally, expression of all classes of BRAF mutations commonly occurs in patients with CNS tumors or with brain metastasis, which currently remain unaddressed by approved drugs due to their poor brain penetration. Approved BRAF inhibitors can lead to unwanted paradoxical activation, which may lead to poor efficacy and secondary malignancies.
Our solution: BDTX-4933
BDTX-4933 is designed as a brain-penetrant, oral small molecule MasterKey inhibitor of oncogenic KRAS, NRAS and BRAF Class I, II and III mutations, while avoiding paradoxical activation. We believe that BDTX-4933 could offer an improved approach for treating solid tumors expressing activating MAPK pathway alterations, including those with brain metastases.
In cell-based assays, BDTX-4933 demonstrated potent inhibition of a wide spectrum of BRAF alterations including fusions and exhibited dose-dependent inhibition of cell proliferation. In preclinical tumor models expressing KRAS, NRAS, and BRAF Class I, II and III mutations, daily dosing of BDTX-4933 demonstrated dose-dependent tumor growth inhibition, tumor regression and survival advantage consistent with potent on-target and on-pathway inhibition. BDTX-4933 also demonstrated robust brain penetration properties and activity in intracranial mouse tumor models expressing the Class I V600E mutation.
We presented mechanism of action data for BDTX-4933 in October 2023 at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics demonstrating that BDTX-4933 forms a “RAS/RAF clamp” by blocking activating RAS mutations upstream and locking it in an inactivated form. We believe this is a differentiated mechanism of action within the RAF and RAS landscape.

1. Zhang, W., Cell Res. (2002); 2. Yuan, J., J Hematol Oncol 13, 113 (2020); 3. Yao Z, Cancer Cell (2015); 4. Karoulia Z, Cancer Cell (2016); 5. J. Wang, Pharmacol. Res. 129, 414–423 (2018); 6. H. Ellens, Drug Metab. Dispos. 45, 646–656 (2017); 7. R. K. Mittapalli, J. Pharmacol. Exp. Ther. 342, 33–40 (2012); 8. R. K. Mittapalli, J. Pharmacol. Exp. Ther. 344, 655–664 (2013); 9. Belum VR, Ann Oncol. (2015); 10. Su F., N Engl J Med. (2012); 11. Hatzivassiliou G, Nature. (2010); 12. Poulikakos PI., Nature, (2010)
Clinical development
The IND for BDTX-4933 was cleared by the FDA in the first quarter of 2023. In the second quarter of 2023, we initiated a Phase 1 clinical trial for BDTX-4933. The Phase 1 trial is currently enrolling patients in the dose escalation portion of the trial, with a focus on patients with non-G12C KRAS mutated NSCLC. The objective of the dose escalation portion of the trial is to evaluate the safety, tolerability, pharmacokinetics and preliminary anti-tumor activity of BDTX-4933. Based on these results, we will determine potential next steps in the development of this product candidate.
Early-stage programs
FGFR program
Oncogenic mutations affecting FGFR2 and FGFR3 (including short variant point mutations and fusions) are expressed across a range of cancers such as bladder and cholangiocarcinoma. While these mutations have been targeted by three first-generation pan-FGFR inhibitors (erdafitinib, pemigatinib and infigratinib), clinical success has been hindered by dose limiting toxicities related to on-target inhibition of FGFR1, which causes hyperphosphatemia and the need for significant dose interruptions and dose reductions, and even discontinuation. These limitations curtail the efficacy of current-generation FGFR targeted therapies.
BDTX-4876 is a MasterKey inhibitor of oncogenic FGFR2/3 mutations with selectivity versus FGFR1/4. In preclinical tumor models, dose dependent tumor regression was demonstrated, and bone growth was also observed in a preclinical model supporting the potential development of BDTX-4876 in musculoskeletal dysplasia. We nominated BDTX-4876 as a development candidate in 2023 and are currently exploring potential partnerships for further development of this program.
Undisclosed program
In 2023 we also nominated a development candidate for a program with an undisclosed target in solid tumors, and are evaluating potential partnerships for further development of this program.

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
We face competition with respect to our current product candidates and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue targeted therapies for patients with genetically defined cancers. There are currently compounds approved and in development which target the EGFR pathway and against which we expect BDTX-1535 to compete, including for example:
•In patients with EGFR acquired resistance: combination of amivantamab, or Rybrevant®, and lazertinib, the former of which is marketed by and the latter of which is being developed by Janssen Biotech, Inc.; patritumab deruxtecan, which is being developed by Merck & Co., Inc., and Daiichi Sankyo Co.; datopotamab deruxtecan, which is developed by AstraZeneca plc and Daiichi Sankyo Co.; BBT-207, which is being developed by Bridge Biotherapeutics, Inc.; and JIN-A02, which is under development by J Ints Bio.
•In patients with EGFR non-classical mutations: afatinib, or Gilotrif® (Boehringer Ingelheim International GmbH) and approved as first-line treatment of NSCLC patients with S768I, L861Q, and/or G719X mutations; osimertinib, or Tagrisso® (AstraZeneca plc) which may be prescribed off-label for NSCLC patients with exon 18 mutations; and furmonertinib, which is under development by Arrivent Biopharma and Shanghai Allist Pharmaceuticals.
•In patients with EGFR alterations present in GBM: ERAS-801, which is under development by Erasca, Inc.; WSD-0922-FU, which is under development by Wayshine Biopharm International Ltd.; and TAS-2940, which is under development by Taiho Oncology, Inc.
There are currently compounds in development by several companies targeting the RAS-RAF pathway and against which we expect BDTX-4933 to compete, including for example:
•In patients with BRAF Class II/III mutations and other RAS mutations: Day One Biopharmaceuticals, Inc.; Jazz Pharmaceuticals plc; Erasca, Inc.; Mirati Therapeutics, Inc.; Jiangsu Hengrui; Revolution Medicines, Inc.; Fore Biotherapeutics Inc.; Incyte Corporation, and Astellas Pharmaceuticals.
In addition, there are other small molecule and precision oncology-focused companies with whom we may eventually compete, including Lilly Loxo Oncology; Voronoi Inc.; Deciphera Pharmaceuticals; Inc.; Verastem, Inc.; Relay Therapeutics, Inc; Bayer AG; and Quanta Therapeutics.
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
As of February 23, 2024, we own 14 U.S. provisional patent applications, seven pending U.S. patent applications, and one issued U.S. patent. We also own six Patent Cooperation Treaty, or PCT, patent applications and 45 foreign patent applications. Any U.S. or foreign patent issuing from these patent applications would be scheduled to expire in 2039 to 2044, excluding any additional term for patent term adjustment or patent term extension, and assuming that conversions are timely made based upon U.S. provisional patent applications, that national phase entries are timely made based upon the pending PCT applications, and the payment of all applicable maintenance or annuity fees. Below is an overview of patent applications covering BDTX-1535, BDTX-4933, our FGFR program and our MAP drug discovery engine.
BDTX-1535
As of February 23, 2024, we own eight U.S. patent applications, and one PCT patent application, and 29 foreign patent applications that cover our non-small cell lung cancer and glioblastoma program, including the composition of matter for BDTX-1535, metabolites of BDTX-1535, formulation of BDTX-1535, polymorphs of BDTX-1535, as well as methods of using and making BDTX-1535. Any U.S. or foreign patent issued from these pending applications would be scheduled to expire between 2040 and 2044, assuming that national phase entries are timely made based upon the pending PCT applications, excluding any additional term for patent term adjustment or patent term extension.
BDTX-4933
As of February 23, 2024, we own two U.S. provisional patent applications, two PCT patent applications, and seven foreign patent applications that cover our BRAF program, including the composition of matter for BDTX-4933 as well as methods of using and making BDTX-4933. Any U.S. or foreign patent issued from these pending applications would be scheduled to expire between 2042 and 2043, assuming that conversions are timely made based upon U.S. provisional patent applications, that national phase entries are timely made based upon the pending PCT applications, excluding any additional term for patent term adjustment or patent term extension.

FGFR program
As of February 23, 2024, we own one pending U.S. patent application, one U.S. provisional patent application, and nine foreign patent applications that covers our FGFR program, which is directed to the composition of matter for the compounds of the program, analogs thereof, polymorphs of these compounds, as well as methods of using and making these compounds. Any U.S. or foreign patent issued from this pending application would be scheduled to expire between 2042 and 2044, assuming that conversions are timely made based upon U.S. provisional patent applications, that national phase entries are timely made based upon the pending PCT applications, excluding any additional term for patent term adjustment or patent term extension.
MAP drug discovery engine
As of February 23, 2024, we own one U.S. patent application that covers our MAP drug discovery engine and the use thereof in developing and applying therapeutics. Any U.S. patent issued from this U.S. patent application would be scheduled to expire in 2040, excluding any additional term for patent term adjustment or patent term extension.
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
A drug can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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

Regulation of companion diagnostics
We believe that the success of certain of our product candidates may depend, in part, on the development and commercialization of a companion diagnostic. Companion diagnostics identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the United States, the FD&C Act and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification, or 510(k), submission, approval of a premarket approval, or PMA, application, or grant of a de novo request for classification.
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
To date, the FDA has required premarket approval for nearly all companion diagnostics for cancer therapies. In January 2024, FDA announced its intention to initiate the reclassification process for most in vitro diagnostics, including companion diagnostics. Further, FDA indicated that in addition to the reclassification process, FDA will continue taking a risk-based approach in the initial classification of individual in vitro diagnostics to determine whether a new test may be classified into class II through the de novo classification process. In so doing, FDA indicated that it may regulate most future companion diagnostics as class II devices.
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
•expanded eligibility criteria for Medicaid programs, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
•expanded the types of entities eligible for the 340B drug discount program;
•established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
•created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
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
•On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
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

The collection and use of personal data in the EEA is governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR has extraterritorial application and applies to organizations based outside the EEA that provide goods or services to residents in the EU. This expansion would incorporate any clinical trial activities in EU Members States. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EEA. GDPR grants individuals a number of data protection rights which they can exercise in relation to their personal information. Further, the GDPR enables individuals to claim damages for violations and introduces the right for non-profit organizations to bring claims on behalf of data subjects. Further, the GDPR imposes strict rules on the transfer of personal data out of the EEA to the United States or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or €20 million, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
There is uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EEA, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.
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
As of February 15, 2024, we had 54 full-time employees. 13 of our employees have Ph.D. degrees, four have Pharm.D. degrees, and three have M.D. degrees. The following table shows the number of full-time employees as of February 15, 2024 engaged in either research and development or administrative functions. All of our employees are located in the United States.

Function	Employees
Research and development	33
Administrative	21
Total	54
None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Black Diamond has adopted policies and initiatives that foster an inclusive work environment and diverse workforce. Our commitment to inclusivity is reflected in our corporate goals and underpins our social, cultural and philanthropic initiatives. We work collaboratively with external organizations to attract, retain and develop diverse talent by ensuring we have a culture of inclusivity for all.
In 2023, approximately 69% of our new hires came from underrepresented categories, including women and racial or ethnic minorities. As of February 15, 2024, approximately 54% of the Company's workforce, and 48% of our employees in managerial roles, identified as female. As of February 15, 2024, approximately 22% of our workforce, and 19% of our employees in managerial roles, identified as racially or ethnically diverse.
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
Facilities
We lease a facility containing approximately 25,578 square feet of office space for our principal office, which is located at One Main Street, Cambridge, MA 02142. The lease expires on August 31, 2028, subject to an option to extend the lease for five additional years. In December 2022 we entered into a sublease for one floor, approximately 14,439 square feet, of our Cambridge, MA office space, which also terminates on August 31, 2028. We also lease approximately 18,120 square feet of office and laboratory space at 430 East 29th Street, New York, New York 10016. The lease expires on June 30, 2032, subject to an option to extend the lease for five additional years.

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
Corporate Information
We were formed as an LLC in December 2014 and we converted to a corporation in September 2016 under the laws of the State of Delaware under the name ASET Therapeutics, Inc. On January 2, 2018, we changed our name to Black Diamond Therapeutics, Inc. Our principal executive offices are located at One Main Street, Cambridge, MA 02142, and our telephone number is 617-252-0848. As of December 31, 2023 we have one subsidiary, Black Diamond Therapeutics Security Corporation, which was incorporated in 2019. Our second subsidiary, Black Diamond Therapeutics (Canada) Inc., which was incorporated in 2018, was dissolved in October 2023.
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
We are very early in our development efforts. We are currently evaluating BDTX-1535 in a Phase 2 clinical trial in patients with EGFRm NSCLC, and in a Phase 1 clinical trial and investigator sponsored Phase 0/1 trial in patients with GBM, and we are evaluating BDTX-4933 in Phase 1 clinical trial. Our other product candidates are still in preclinical development and have never been tested in human subjects. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of BDTX-1535, BDTX-4933 and one or more of our other product candidates. In addition, our drug development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our product candidates. The success of our product candidates will depend on several factors, including the following:
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
•maintaining a continued acceptable safety profile of our products following approval; and
•factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability.
There is no guarantee that the results obtained in current preclinical studies or our ongoing clinical trials of BDTX-1535 and BDTX-4933 will be sufficient to obtain regulatory approval or marketing authorization for such product candidates. Negative results in the development of our lead product candidates may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates. Moreover, anti-tumor activity may be different in each of the different tumor types and for the different genetic mutations we plan on evaluating in the clinical trial and may differ from the results seen in our preclinical studies. Therefore, the tumor response may be low in patients with some cancers compared to others. This may result in discontinuation of development of a product candidate for patients with these tumor types and/or mutations due to insufficient clinical benefit while continuing development for a more limited population of patients more likely to benefit. As a consequence, we may have to negotiate with the FDA to reach agreement on defining the optimal patient population, study design and size in order to obtain regulatory approval, any of which may require significant additional resources and delay the timing of our clinical trials and ultimately the approval, if any, of any of our product candidates.
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
Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our Phase 2 clinical trial for BDTX-1535 or our Phase 1 clinical trial for BDTX-4933 with the genetic mutations these product candidates are designed to target.

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
•impacts of any pandemic or epidemic on clinical trial site activation and patient enrollment;
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
Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate marketing authorization prior to their commercialization. We and our third-party collaborators may encounter difficulties in developing and obtaining marketing authorization for our companion diagnostics. Any delay or failure by us or third- party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our related product candidates.
Since the number of patients that we plan to dose in our Phase 2 clinical trial of BDTX-1535 and our Phase 1 clinical trial of BDTX-4933 is smaller than the number of patients that would be enrolled in a registration trial, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.
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
Additionally, some of the clinical trials we conduct may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our Phase 2 clinical trial of BDTX-1535 in patients with EGFRm NSCLC and Phase 1 clinical trial of BDTX-4933 include an open-label dosing design, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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
Risks related to our approach
We are focused on the development of precision medicines for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we have taken to discover, and are taking to develop drugs is novel and may never lead to marketable products.
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
Our approach to the development of product candidates is unproven, and we may not be successful in our efforts to develop product candidates with commercial value.

A key element of our strategy has been to use our MAP drug discovery engine to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of various cancers. Although our research and development efforts to date have resulted in our discovery and development of BDTX-1535 and BDTX-4933, these clinical-stage candidates may not be safe or effective as cancer treatments, and we may not be able to develop any other product candidates. Our MAP drug discovery engine may not in the future support the continued expansion of our pipeline of product candidates. Our pipeline of product candidates and potential future product candidates may not be suitable for further clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our stock price.
The market opportunities for our product candidates may be relatively small and limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.
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

Broad-based business, economic or geopolitical disruptions or global health concerns could adversely affect our ongoing or planned research and development activities. Any such disruptions or concerns may impact a broad range of stakeholders, including our target patient populations, the hospitals and clinical sites in which we conduct any of our clinical trials, third parties with whom we engage, including our CROs, suppliers and regulators. Such impacts could materially negatively affect our ability to conduct our business in the manner or on the timelines presently planned by causing delays in the enrollment of our clinical trials, the manufacture and supply of our product candidates, the conduct of experiments and studies and other interruptions and potential limitations on the quality, completeness and interpretability of data we are able to collect. For example, if the operations of our third-party manufacturers of drug substances and drug products in China were to be negatively affected, it could result in delays or disruptions in the supply of our product candidates and the conduct of experiments and studies. Any negative impact to patient enrollment or treatment or the timing and execution of our preclinical studies or clinical trials could cause costly delays to our development programs, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results.
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
The process of manufacturing of our product candidates is complex and highly regulated. We do not currently own any facility that may be used as our clinical scale manufacturing facility and rely on outside vendors to manufacture supplies of our product candidates. We will need to negotiate and maintain contractual arrangements with these outside vendors for the supply of our product candidates and we may not be able to do so on favorable terms. We have not yet caused any product candidates to be manufactured on a commercial scale. Our contract manufacturers may incorporate their own proprietary processes into our product candidate manufacturing processes. We have limited control and oversight of a third party contract manufacturer’s proprietary process, and a third-party contract manufacturer may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our product candidates.
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

Product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Specifically for BDTX-1535, we expect competition primarily in the EGFRm NSCLC and GBM patient populations, including: combination of amivantamab, or Rybrevant®, and lazertinib, the former of which is marketed by and the latter of which is being developed by Janssen Biotech, Inc.; patritumab deruxtecan, which is being developed by Merck & Co., Inc. and Daiichi Sankyo Co.; datopotamab deruxtecan, which is developed by AstraZeneca plc and Daiichi Sankyo Co.; BBT-207, which is being developed by Bridge Biotherapeutics, Inc.; JIN-A02, which is under development by J Ints Bio, afatinib, or Gilotrif® (Boehringer Ingelheim International GmbH) and approved as first-line treatment of NSCLC patients with S768I, L861Q, and/or G719X mutations; osimertinib, or Tagrisso® (AstraZeneca plc) which may be prescribed off-label for NSCLC patients with exon 18 mutations; furmonertinib, which is under development by Arrivent Biopharma and Shanghai Allist Pharmaceuticals, ERAS-801, which is under development by Erasca, Inc.; WSD-0922-FU, which is under development by Wayshine Biopharm International Ltd.; and TAS-2940, which is under development by Taiho Oncology, Inc.
For BDTX-4933 we expect competition primarily in BRAF Class II/III mutations and other RAS mutations patient populations, including: Day One Biopharmaceuticals, Inc.; Jazz Pharmaceuticals plc; Erasca, Inc.; Mirati Therapeutics, Inc.; Jiangsu Hengrui; Revolution Medicines, Inc.; Fore Biotherapeutics Inc.; Incyte Corporation, and Astellas Pharmaceuticals.
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
Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates. Our most advanced product candidate, BDTX-1535, is currently only in a Phase 2 clinical trial. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations.
We have incurred significant net losses in each period since we commenced operations in December 2014. For the years ended December 31, 2023 and 2022, we reported net losses of $82.4 million and $91.2 million, respectively. As of December 31, 2023, we had an accumulated deficit of $417.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
•hire additional clinical, regulatory and other scientific personnel; and
•operate as a public company.
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
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Most of our product candidates are in early clinical or preclinical stages of development and will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our most advanced product candidate, BDTX-1535, is currently only in a Phase 2 clinical trial. Our ability to generate revenue depends on a number of factors, including, but not limited to:
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

We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our clinical development activities and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. However, we have estimated our current additional funding needs based on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For instance, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our equity or debt securities or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, high inflation, rising interest rates, the post-COVID environment, future public health epidemics or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts.
We had cash, cash equivalents and investments of $131.4 million as of December 31, 2023. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations into the second quarter of 2025. Our future capital requirements will depend on many factors, including:
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
Risks related to government regulation
We are very early in our development efforts. Most of our product candidates are still in early clinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. Our most advanced product candidate, BDTX-1535, is currently only in a Phase 2 clinical trial in patients with EGFRm NSCLC and BDTX-4933 is currently being evaluated in a Phase 1 clinical trial. Whether the results from our current and future clinical trials will suffice to obtain approval will be a review issue and the FDA may not grant approval and may require that we conduct one or more controlled, randomized Phase 3 clinical trials to obtain approval. There is limited experience of regulatory authorities outside of the United States with the approval of precision cancer medicines.

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
The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, NDA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
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
If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. BDTX-1535 received Fast Track Designation from the FDA for the treatment of patients with metastatic EGFRm C797S-positive NSCLC, without T790M mutation, whose disease has progressed on/after treatment with a third-generation EGFR TKI. We may seek Fast Track designation for BDTX-1535 for additional indications, BDTX-4933 or certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our other proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even where we have received Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

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
Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, such as due to a pandemic or epidemic, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA may issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to any pandemic or epidemic and may experience delays in their regulatory activities.
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
•our contract manufacturers may be impacted by economic or geopolitical disruptions or global health concerns; and
•our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.
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
Our principal office is located in Cambridge, MA. The Massachusetts region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.
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
As of December 31, 2023, we had 52 full-time employees. We intend to hire new employees to conduct our development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel to expand our operations. Future growth would impose significant added responsibilities on members of management, including:
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
If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.
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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (IRC), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, and may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2023, we had gross U.S. federal net operating loss carryforwards of $275 million, state net operating loss carryforwards of $182 million and U.S. federal research and development tax credit carryforwards of $10 million, each of which will begin to expire at various dates through 2043 and which could be limited if we experience an “ownership change.”
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

Based upon our common stock outstanding as of December 31, 2023, our executive officers, directors, and their affiliates beneficially owned a significant percentage of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
As widely reported, the global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, increases in interest rates, increases in unemployment rates and uncertainty about economic stability. For example, inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. There can be no assurance that further deterioration in credit and financial markets and in global economic and political conditions will not occur. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We believe that the state of global economic conditions are particularly volatile and uncertain, not only in light of the post-COVID environment and the potential global recession resulting therefrom, but also due to recent and expected shifts in political, legislative and regulatory conditions concerning, among other matters, international trade and taxation, and that an uneven recovery or a renewed global downturn may negatively impact our ability to conduct clinical trials on the scale and timelines anticipated. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks.

Our general business strategy may be adversely affected by any such economic downturn, volatile business or political environment or continued unpredictable and unstable market conditions. For instance, the ongoing Ukraine-Russia and Israel-Hamas conflicts could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely or may rely in the future. Related sanctions, export controls or other actions may be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct or in the future may conduct business. Further, state-sponsored cyberattacks could expand as part of the conflict, which would adversely affect our and our suppliers' ability to maintain or enhance key cybersecurity and data protection measures. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, global trade disputes or political instability.
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
Increased attention to, and evolving expectations for, environmental, climate change, social, and governance (ESG) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices, including practices associated with climate change. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of the Company, such initiatives may be costly and may not have the desired effect. Moreover, we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary.
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, which may adversely impact our operations.

In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our business partners may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to the processing of sensitive data (such as health data), where required by GDPR obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requiring data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
The GDPR provides that EEA Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition.
The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States. We are subject to evolving and strict rules on the transfer of personal data out of the EEA to third countries such as the United States. Unless the destination country is an adequate country (as recognized by the European Commission), we may be required to incorporate a GDPR transfer mechanism (such as the European Commission approved standard contractual clauses ("SCCs”)) into our agreements with third parties to govern transfers of personal data outside the EEA. The SCCs may also impact our business as companies based in the EEA may be reluctant to utilize the new clauses to legitimize transfers of personal data to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new SCCs impose upon exporters. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. The Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden increases our overall risk exposure.

In addition, further to the UK’s exit from the EU, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The transfer of personal data outside of the UK is not subject to the new forms of SCCs but the UK has issued its own transfer mechanism – the UK international data transfer agreement – which, like the SCCs, requires exporters to carry out a transfer impact assessment. In addition, there has been an extension to the Framework to cover UK transfers to the United States. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill (or the UK Bill) into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime. This may lead to additional compliance costs and could increase our overall risk.
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
In addition, the California Privacy Rights Act, or CPRA, which became effective January 1, 2023 has imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that was vested with authority to implement and enforce the CCPA. Many aspects of the CCPA, as amended by the CPRA, and its interpretation remain unclear. As such, its full impact on our business and operations remains uncertain.

Similar laws have been passed in numerous other states. Although many of the existing state privacy laws exempt clinical trial information and health information governed by HIPAA, future privacy and data protection laws may be broader in scope. Additionally, other states have proposed similar new privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition to these comprehensive consumer privacy laws and proposals, a number of other states have passed or proposed more limited privacy laws that focus on specific privacy issues such as biometric data and the privacy of health and medical information, such as Washington state’s My Health My Data Act, which has a private right of action that further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information. Moreover, the FTC’s expanded interpretation of a “breach” under its Health Breach Notification Rule could impose new disclosure obligations that would apply in the event of a qualifying breach. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.
In China, there have also been significant developments concerning privacy and data security. On June 10, 2021, the Standing Committee of the PRC National People’s Congress published the Data Security Law of the People’s Republic of China (the Data Security Law), which took effect on September 1, 2021. The Data Security Law requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data.
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

We are unable to predict the extent or nature of the impacts of evolving circumstances in the financial services industry at this time. If, for example, certain banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. While it is not possible at this time to predict the extent of the impact that high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.
A decline in the federal budget, changes in spending or budgetary priorities of the U.S. government, a prolonged U.S. government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results.
In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. As a result, the Department of Defense funding levels have fluctuated and have been difficult to predict. Future spending levels are subject to a wide range of factors, including Congressional action. In addition, in recent years, the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both a government shutdown and continuing resolutions to extend sufficient funds only for U.S. government agencies to continue operating. Additionally, the national debt has recently threatened to reach the statutory debt ceiling in 2023, and such an event in future years could result in the U.S. government defaulting on its debts.
As a result, government spending levels are difficult to predict beyond the near term due to numerous factors, including the external threat environment, future government priorities and the state of government finances. Significant changes in government spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition or liquidity.
Risks related to cybersecurity
We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.
We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product development efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Governance Related to Cybersecurity Risks

Our board of directors has overall oversight responsibility for our risk management, and delegates its oversight of risk assessment and management guidelines to the audit committee of the board of directors. Members of the audit committee receive annual updates from senior management regarding matters of cybersecurity. These discussions may include updates on management’s efforts to address and mitigate cybersecurity risks, cybersecurity incidents (if any), and the status of key information security initiatives.
Under the oversight of our Chief Executive Officer (CEO) and executive management team, we have constituted an Information Technology (IT) Steering Committee that has primary responsibility for overseeing our management of cybersecurity risks. The IT Steering Committee is chaired by our Executive Director and Head of Information Technology (“Head of IT”), who reports directly to our Chief Operating Officer and General Counsel. Other members of the IT Steering Committee include representatives from clinical development, technical operations, finance, human resources, business operations and legal.
Our Head of IT, working with our third-party cybersecurity firm and the IT Steering Committee, assesses and manages our cybersecurity threat management processes. Our Head of IT has 40 years of information technology experience, including 30 years building and leading teams in the pharmaceutical, biotechnology and chemical industries, and has worked at a variety of institutions to implement, manage, and grow the information technology function, including cybersecurity programs. These entities have included large, publicly-traded companies and smaller startups. His experience also includes developing and maintaining tools and processes to protect internal networks, research and clinical databases, and supplier payment information and financial systems. Under the direction of our Head of IT, we have engaged a third-party cybersecurity firm, which provides cybersecurity support services for governance and security operations.
The IT Steering Committee meets regularly, and as circumstances warrant, to discuss and monitor prevention, detection, mitigation and remediation of risks from cybersecurity threats. The Head of IT provides updates to the executive management team, and, as needed, the Audit Committee, on cybersecurity developments.
In addition, we have created an IT Security Team to review the results of our cybersecurity assessments and related cybersecurity strategies as well as emerging threats in the cybersecurity landscape. The IT Security Team meets regularly and includes members from our cybersecurity firm and internal IT resources.
Cyber Risk Management and Strategy
Under the guidance of the IT Steering Committee and Head of IT, we have adopted cybersecurity risk management processes that are designed to address the identification of assets potentially at risk from cybersecurity threats, identification of potential sources of cybersecurity threats, assessment of protections to address cybersecurity threats, and the management of cybersecurity risks.
Our cybersecurity firm is responsible for monitoring our information systems and implementing procedures to mitigate cyber risks under the oversight of our Head of IT. The cybersecurity firm keeps the Company apprised of threats in the cybersecurity landscape through various means, including through threat intelligence and research sources, discussions with industry peers, security alerts, and security conferences and events, as appropriate.
The cybersecurity firm also manages our network monitoring, designed to identify potential security risks, and conducts regular testing, scanning, and other vulnerability analyses. We previously engaged a third party to conduct an information technology audit, which was informed by industry standards. We have also implemented a process to require employees to complete, upon onboarding and annually, a cybersecurity education program that is designed to raise awareness of cybersecurity threats and risks through training and simulations.
We have a process to review security features for adherence to applicable regulatory requirements and financial controls before purchasing certain third party technology or other solutions that involve exposure to the Company’s assets or electronic information. From time to time, after the technology is in place, we may also conduct periodic reviews of available security documentation such as audit reporting and certifications.

Although, as of the date of this report on Form 10-K, risks from cybersecurity threats have not materially affected, and we do not believe they are reasonably likely to materially affect us, our business strategy, results of operations or financial condition, we could, from time to time, experience threats and security incidents relating to our and our third party vendors’ information systems. For more information, please see the section entitled “Item 1A. Risk Factors.”
Item 2. Properties
We lease a facility containing approximately 25,578 square feet of office space for our principal office, which is located at One Main Street, Cambridge, MA 02142. The lease expires on August 31, 2028, subject to an option to extend the lease for five additional years. In December 2022 we entered into a sublease for one floor, approximately 14,439 square feet, of our Cambridge, MA office space, which also terminates on August 31, 2028.
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
Holders of Our Common Stock
As of March 5, 2024, there were approximately 30 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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
Overview
We are a clinical-stage oncology company focused on the development of MasterKey therapies to treat patients with genetically defined tumors. The foundation of our company is built upon a deep understanding of cancer genetics, onco-protein structure and function, and medicinal chemistry. Our MasterKey therapies are designed to address a broad spectrum of genetically defined tumors, overcome resistance, minimize wild-type mediated toxicities, and be brain-penetrant to treat central nervous system (CNS) disease. Our compounds target families of oncogenic mutations in clinically validated pathways. We are advancing two clinical-stage programs: BDTX-1535, a brain-penetrant, fourth-generation EGFR MasterKey inhibitor, targeting epidermal growth factor receptor mutant (EGFRm) non-small cell lung cancer (NSCLC) and glioblastoma (GBM), and BDTX-4933, a brain-penetrant, RAF MasterKey inhibitor targeting KRAS, NRAS and BRAF alterations in solid tumors.
We believe that our lead product candidate, BDTX-1535, has the potential to treat patients with EGFR mutated (EGFRm) NSCLC in both early-line and later-line settings based upon BDTX-1535’s ability to address approximately 50 oncogenic mutations with greater potency than other EGFR TKI’s, as well as uniquely target the C797S resistance mutation which can be acquired after treatment with osimertinib. In our Phase 1 trial in patients with advanced/metastatic EGFR mutant NSCLC, BDTX-1535 was shown to be well tolerated and achieve durable clinical responses in patients whose tumors expressed a range of mutation subtypes, including the acquired C797S resistance mutation and a spectrum of non-classical mutations. We are currently evaluating BDTX-1535 in a Phase 2 clinical trial in patients with EGFRm NSCLC in the second- and third-line settings with non-classical driver mutations and acquired C797S resistance mutation, and in the first-line setting in patients with EGFRm NSCLC harboring non-classical EGFR mutations. We expect to announce results from the second- and third-line cohorts in the third quarter of 2024 and results from the first-line cohort in 2025. We are also assessing the potential development of BDTX-1535 for patients with EGFRm NSCLC following adjuvant treatment with osimertinib, where the broad mutation coverage of BDTX-1535 of C797S and non-classical mutations may be of benefit.
We released top-line GBM results from the BDTX-1535 Phase 1 dose escalation study in the fourth quarter of 2023, showing clinical activity in heavily pretreated patients with GBM. BDTX-1535 was shown to be generally well tolerated and no new safety signals were observed. In the fourth quarter of 2023, enrollment began in a “window of opportunity” Phase 0/1 trial of BDTX-1535 in patients with recurrent high-grade glioma. We expect to present Phase 1 data and “window of opportunity” results in the second quarter of 2024, which will inform potential next steps in the development of BDTX-1535 in GBM.

Our second product candidate, BDTX-4933, is designed to be a potent and selective, reversible oral inhibitor that targets broad families of oncogenic BRAF, KRAS and NRAS alterations. BDTX-4933 selectively targets constitutively active RAF dimers resulting from either BRAF mutations or other upstream oncogenic MAPK pathway alterations, such as KRAS and NRAS alterations. In preclinical tumor models, we observed that BDTX-4933 demonstrated brain-penetrant activity and achieved regression of tumors carrying a broad spectrum of KRAS mutations, NRAS alterations, as well as BRAF Class I, II, and III mutations. We initiated a Phase 1 clinical trial for BDTX-4933 in the second quarter of 2023 in patients with BRAF and select KRAS and NRAS mutation-positive cancers, with an emphasis on patients with non-G12C KRAS mutant NSCLC. The trial is currently in dose escalation with data expected in the fourth quarter of 2024.
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
To date, we have funded our operations with proceeds from the sale of common stock and preferred stock. Since inception, we have incurred significant operating losses. Our net losses were $82.4 million and $91.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $417.4 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
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

As of December 31, 2023, we had cash, cash equivalents and investments of $131.4 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
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
Results of operations
Comparison of the years ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$59,350	$64,437	$(5,087)
General and administrative	27,110	28,391	(1,281)
Total operating expenses	86,460	92,828	(6,368)
Loss from operations	(86,460)	(92,828)	6,368
Other income (expense):
Interest income	1,924	2,031	(107)
Other income (expense)	2,094	(354)	2,448
Gain on sale of IP	—	2,232	(2,232)
Total other income (expense), net	4,018	3,909	109
Equity in (losses) of unconsolidated entity	—	(2,250)	2,250
Net loss	$(82,442)	$(91,169)	$8,727

Research and development
Research and development expenses were $59.4 million for the year ended December 31, 2023, compared to $64.4 million for the year ended December 31, 2022. The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
BDTX-1535 research and development expenses	$21,141	$8,414	$12,727
BDTX-4933 research and development expenses	6,342	6,934	(592)
BDTX-189 research and development expenses	—	7,082	(7,082)
Other research programs and platform development expenses	7,916	13,466	(5,550)
Personnel expenses	18,408	22,889	(4,481)
Allocated facility expenses	3,605	4,088	(483)
Other expenses	1,938	1,564	374
	$59,350	$64,437	$(5,087)
The decrease of $5.1 million was primarily due to an increase of $12.7 million related to the progression of our clinical trial for BDTX-1535, offset by decreased spend relating to other research programs and platform development of $5.6 million due to reduced spending on early discovery projects as we deepen our focus on our clinical-stage assets. In addition, BDTX-189 expenses decreased $7.1 million due to the discontinuation of the development of BDTX-189 to focus on the development of BDTX-1535 and BDTX-4933. Personnel expenses decreased $4.5 million as a result of the realignment of our workforce in April 2022 to focus on upcoming milestones for our clinical trials.
General and administrative
General and administrative expenses were $27.1 million for the year ended December 31, 2023, compared to $28.4 million for the year ended December 31, 2022. The decrease of $1.3 million was primarily due to a decrease in legal and other professional fees.
Other income (expense)
Other income was $4.0 million for the year ended December 31, 2023, compared to $3.9 million for the year ended December 31, 2022. Although the increase of $0.1 million is low year over year, the composition changed in 2023 to primarily sublease income and accretion on investments, compared to 2022 when it was primarily the gain on sale of IP related to the equity method investment in Launchpad.
Equity in (losses) of unconsolidated entity
There was no equity in (losses) of unconsolidated entity for the year ended December 31, 2023, compared to $2.3 million for the year ended December 31, 2022. The increase was attributable to no equity method investments in 2023 compared to 2022 when we reported our share of equity method investee losses on the basis of our equity ownership percentage as well as IPR&D charges resulting from basis differences.

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
On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through December 31, 2023, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of December 31, 2023, we had cash, cash equivalents and investments of $131.4 million.
On November 14, 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC, which covers the offering, issuance and sale of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500 million. We simultaneously entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by us of up to $150 million of our common stock, or the Shares, from time to time through Jefferies as our sales agent (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of December 31, 2023, no sales have been made pursuant to the ATM Program.
On July 5, 2023, we completed an underwritten public offering (the Follow-on Offering) of 15,000,000 shares of our common stock at a price to the public of $5.00 per share. The aggregate net proceeds from the Follow-on Offering totaled approximately $71.6 million after deducting underwriting discounts and commissions, as well as other offering expenses. The underwriters did not exercise any portion of their 30-day overallotment option to purchase up to an additional 2,250,000 shares of the Company’s common stock at the public offering price, which expired on July 29, 2023, and therefore no additional proceeds from the Follow-on Offering were received.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year ended December 31,
	2023	2022
Cash used in operating activities	$(66,717)	$(85,082)
Cash provided by investing activities	16,346	53,366
Cash provided by financing activities	71,932	177
Net increase (decrease) in cash and cash equivalents	$21,561	$(31,539)

Operating activities
During the year ended December 31, 2023, we used cash in operating activities of $66.7 million, primarily resulting from our net loss of $82.4 million, partially offset by the non-cash charge related to stock compensation expense of $9.6 million, a decrease in prepaid expenses and other current assets as development services were performed, and an increase in accounts payable, accrued expenses and other current liabilities.
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
Investing activities
During the year ended December 31, 2023, we had cash provided by investing activities of $16.3 million primarily from the sales and maturities of investments.
During the year ended December 31, 2022, we had cash provided by investing activities of $53.4 million primarily from the sales and maturities of investments.
Financing activities
During the year ended December 31, 2023, we had cash provided by financing activities of $71.9 million, consisting of proceeds from the Follow-on Offering in July 2023 as well as participation in the employee stock purchase plan.
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

As of December 31, 2023, we had cash, cash equivalents and investments of $131.4 million, which we believe will fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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

Item 8. Consolidated Financial Statements and Supplementary Data
BLACK DIAMOND THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Black Diamond Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Black Diamond Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
March 12, 2024
We have served as the Company’s auditor since 2019.

Black Diamond Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$56,221	$34,315
Investments	75,179	88,492
Prepaid expenses and other current assets	2,634	4,899
Total current assets	134,034	127,706
Property and equipment, net	1,730	2,587
Restricted cash	823	1,168
Right-of-use assets	21,980	24,794
Total assets	$158,567	$156,255
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,324	$1,877
Accrued expenses and other current liabilities	17,322	13,384
Total current liabilities	19,646	15,261
Non-current operating lease liability	22,185	25,299
Total liabilities	41,831	40,560
Commitments and contingencies (Note 12)	—	—
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares and 10,000,000 shares authorized at December 31, 2023 and 2022, respectively; no shares issued or outstanding at December 31, 2023 and 2022	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at December 31, 2023 and 500,000,000 shares authorized at December 31, 2022; 51,645,557 shares issued and outstanding at December 31, 2023 and 36,434,297 shares issued and outstanding at December 31, 2022	7	5
Additional paid-in capital	534,187	452,503
Accumulated other comprehensive (loss) income	(27)	(1,824)
Accumulated deficit	(417,431)	(334,989)
Total stockholders' equity	116,736	115,695
Total liabilities and stockholders' equity	$158,567	$156,255

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$59,350	$64,437
General and administrative	27,110	28,391
Total operating expenses	86,460	92,828
Loss from operations	(86,460)	(92,828)
Other income (expense):
Interest income	1,924	2,031
Other income (expense)	2,094	(354)
Gain on sale of IP	—	2,232
Total other income (expense), net	4,018	3,909
Equity in (losses) of unconsolidated entities	—	(2,250)
Net loss	$(82,442)	$(91,169)
Net loss per share, basic and diluted	$(1.88)	$(2.52)
Weighted average common shares outstanding, basic and diluted	43,954,649	36,325,586

Comprehensive loss:
Net loss	$(82,442)	$(91,169)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments, net	1,797	(1,410)
Comprehensive loss	$(80,645)	$(92,579)

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(82,442)	$(91,169)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,604	12,197
Depreciation expense	437	508
(Accretion) amortization on investments	(1,174)	536
Noncash rent expense	2,814	2,730
Loss on disposal of property and equipment	358	—
Gain on sale of property and equipment	—	(1)
Gain on sale of IP	—	(2,232)
Equity in losses of unconsolidated entities	—	2,250
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,265	1,018
Other non-current assets	—	16
Accounts payable	597	(2,230)
Accrued expenses and other current liabilities	3,938	(5,864)
Non-current operating lease liability	(3,114)	(2,841)
Net cash used in operating activities	(66,717)	(85,082)

Cash flows from investing activities:
Purchases of equipment	(33)	(192)
Proceeds from disposal of equipment	95	9
Proceeds from sales and maturities of investments	78,171	113,690
Purchases of investments	(61,887)	(60,141)
Net cash provided by investing activities	16,346	53,366

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP	82	177
Proceeds from issuance of common stock, net of issuance costs	71,850	—
Net cash provided by financing activities	71,932	177
Net increase (decrease) in cash and cash equivalents	21,561	(31,539)
Cash, cash equivalents and restricted cash, beginning of year	35,483	67,022
Cash, cash equivalents and restricted cash, end of year	$57,044	$35,483

Cash and cash equivalents, end of year	$56,221	$34,315
Restricted cash, end of year	823	1,168
Cash, cash equivalents and restricted cash, end of year	$57,044	$35,483

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligation	$—	$(181)
Equity method investment acquired for non-cash consideration	$—	$18
The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - December 31, 2021	36,234,624	$5	$440,129	$(414)	$(243,820)	$195,900
Exercise of common stock options	4,973	—	16	—	—	16
Vesting of restricted stock units	62,196	—	—	—	—	—
Surrender of shares for taxes	(11,428)	—	(28)	—	—	(28)
Issuance of common stock related to ESPP	53,662	—	189	—	—	189
Stock-based compensation	90,270	—	12,197	—	—	12,197
Unrealized (loss) gains on investments	—	—	—	(1,410)	—	(1,410)
Net loss	—	—	—	—	(91,169)	(91,169)
BALANCE - December 31, 2022	36,434,297	$5	$452,503	$(1,824)	$(334,989)	$115,695
Issuance of common stock	15,000,000	2	71,998	—	—	72,000
Exercise of common stock options	5,370	—	20	—	—	20
Vesting of restricted stock units	90,872	—	—	—	—	—
Surrender of shares for taxes	(18,457)	—	(46)	—	—	(46)
Issuance of common stock related to ESPP	69,005	—	108	—	—	108
Stock-based compensation	64,470	—	9,604	—	—	9,604
Unrealized (loss) gains on investments	—	—	—	1,797	—	1,797
Net loss	—	—	—	—	(82,442)	(82,442)
BALANCE - December 31, 2023	51,645,557	$7	$534,187	$(27)	$(417,431)	$116,736

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Black Diamond Therapeutics, Inc. (the Company) is a clinical-stage oncology company focused on the development of MasterKey therapies to treat patients with genetically defined tumors. The Company was originally organized as a limited liability company in December 2014 under the name ASET Therapeutics LLC. In September 2016, the Company was converted to a corporation under the laws of the State of Delaware under the name ASET Therapeutics, Inc. The Company changed its name to Black Diamond Therapeutics, Inc. in January 2018. Since its inception, the Company has devoted substantially all of its efforts to raising capital, obtaining financing and incurring research and development costs related to the development and advancement of its product candidates identified by its Mutation-Allostery-Pharmacology (MAP) drug discovery engine.
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
On November 14, 2022, the Company filed a shelf registration statement on Form S-3 (the Shelf Registration Statement), with the Securities and Exchange Commission (the SEC), which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum offering price of $500 million. The Company simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by the Company of up to $150 million of its common stock from time to time through Jefferies (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. As of December 31, 2023, no sales have been made pursuant to the ATM Program.
On July 5, 2023, the Company completed an underwritten public offering (the Follow-on Offering) of 15,000,000 shares of the Company’s common stock at a price to the public of $5.00 per share. The aggregate net proceeds from the Follow-on Offering totaled approximately $71.9 million, after deducting underwriting discounts and commissions, as well as other offering expenses.
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Historically, the Company has funded its operations primarily with proceeds from the sale of common stock and preferred stock. The Company has had recurring losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $417.4 million as of December 31, 2023. The Company expects to continue to generate operating losses for the foreseeable future.
As of March 12, 2024, the issuance date of the consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these audited consolidated financial statements.

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its wholly owned subsidiaries, Black Diamond Therapeutics Security Corporation and Black Diamond Therapeutics (Canada), Inc., after elimination of all significant intercompany accounts and transactions. On October 10, 2023, Black Diamond Therapeutics (Canada), Inc. was dissolved by way of voluntary dissolution.
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
Foreign currency and currency translation
The Company’s wholly owned foreign subsidiary, Black Diamond Therapeutics (Canada), was dissolved in October 2023. Prior to dissolution, the functional currency for Black Diamond Therapeutics (Canada), Inc. was the United States Dollar. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, as incurred.

Cash and cash equivalents
The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At December 31, 2023 and 2022, cash and cash equivalents includes cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.
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

Equity method investments are reviewed for indicators of other-than-temporary impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. The Company presents income/losses from equity investments and any impairment related to equity method investments as losses from investments in equity method investees on the consolidated statements of operations and comprehensive loss. The carrying value of the Company’s equity method investment was zero as of December 31, 2023, therefore, an impairment assessment is not required. See Note 6 to our consolidated audited financial statements for additional information on the Company’s equity method investment.
Restricted cash
In connection with its operating lease commitments, the Company maintains certain balances for security deposits that are classified as restricted cash on the consolidated balance sheets. As of December 31, 2023 and 2022, the Company had $823 and $1,168, respectively, of restricted cash, which has been classified as a non-current asset on the consolidated balance sheet.
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
Impairment of long-lived assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any material impairment losses on long-lived assets during the periods presented.

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
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For purposes of this calculation, outstanding options, unvested restricted common stock and shares issuable under the employee stock purchase plan are considered potentially dilutive common stock and are excluded from the computation of net income (loss) per share when their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023 and 2022.

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
Recently issued accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The standard is effective for annual and interim periods beginning after December 15, 2024. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280) (ASU 2023-07) which requires enhanced disclosure of (1) significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, (2) the amount and description of the composition of other segment items which reconcile to segment profit or loss, and (3) the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and allocating resources. The amendments also expand the interim segment disclosure requirements. This new guidance is effective for the Company for annual periods beginning October 1, 2024 and interim periods beginning October 1, 2025. Early adoption is permitted. The amendments in this ASU apply retrospectively to all prior periods presented in the financial statements. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance and the period in which the new guidance will be adopted.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (ASU 2023-06). The standard is effective for annual and interim periods beginning after December 15, 2024. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at December 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$30,803	$—	$—	$30,803
Investments:
Commercial paper	—	44,871	—	44,871
Corporate bonds	—	30,308	—	30,308
Total	$30,803	$75,179	$—	$105,982

	Fair value measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$32,278	$—	$—	$32,278
Investments:
Commercial paper	—	3,747	—	3,747
Corporate bonds	—	45,643	—	45,643
U.S. Government agencies	—	39,102	—	39,102
Total	$32,278	$88,492	$—	$120,770
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
There were no transfers in or out of Level 3 categories in the periods presented.

4. INVESTMENTS
As of December 31, 2023, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$44,880	$4	$(13)	$44,871
Corporate bonds	30,326	—	(18)	30,308
Total	$75,206	$4	$(31)	$75,179
As of December 31, 2022, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$3,748	$—	$(1)	$3,747
Corporate bonds	46,443	—	(800)	45,643
U.S. Government agencies	40,125	—	(1,023)	39,102
Total	$90,316	$—	$(1,824)	$88,492
As of December 31, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less.
As of December 31, 2022, the marketable securities held by the Company in a loss position had remaining contractual maturities of one year or less, except for U.S. government agencies, corporate bonds, and commercial paper with a fair value of $13,687 that had maturities of one to three years.
As of December 31, 2023 and 2022, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. In assessing the value of these securities, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company also determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2023 and 2022.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	December 31,
	2023	2022
Laboratory equipment	$—	$770
Furniture and fixtures	17	17
Computer and office equipment	—	38
Leasehold improvements	2,512	2,512
Property and equipment	2,529	3,337
Less: accumulated depreciation	(799)	(750)
Total Property and Equipment, net	$1,730	$2,587

Depreciation expense for the years ended December 31, 2023 and 2022 was $437 and $508, respectively.

6. EQUITY METHOD INVESTMENT
In December 2022, the Company received 9,000,000 shares of common stock in a newly formed antibody-focused precision oncology company, Launchpad Therapeutics, Inc. (Launchpad), in exchange for contributing early discovery-stage antibody programs and granting Launchpad a license to use its MAP drug discovery engine to discover, develop and commercialize large molecule therapeutics. As of the transaction date and as of December 31, 2023, the Company has a 39.1% voting interest in Launchpad and one seat on Launchpad’s board of directors which provide the Company with significant influence over Launchpad. The remaining voting interest in Launchpad is held by Versant Ventures and New Enterprise Associates (NEA), who are shareholders of the Company.
The Company accounted for the transaction under the equity method and recorded the carrying value of the Company’s investment in Launchpad common shares of $2,250 in equity method investments in the consolidated balance sheets. The contributed in-process research and development (IPR&D) had zero basis on the Company’s books prior to the transaction, therefore the Company recognized a gain on sale of IPR&D of $2,232 in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. The Company also recognized a loss from investments in equity method investee of $1,540 in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022, associated with the Company’s proportionate share of Launchpad’s losses. The assets contributed by the Company were principally IPR&D and were not deemed a business by Launchpad, therefore the Company determined its remaining basis difference of $710 was substantially related to IPR&D and immediately expensed it. As of December 31, 2022, the carrying value of the investment in Launchpad was reduced to zero. Since the Company has no obligation to provide financing support to Launchpad, the Company is not required to record further losses exceeding the carrying value of the investment. The Company also determined that its investment in Launchpad is not material or significant to its operations or financial position. As of December 31, 2023, the carrying value of the investment in Launchpad was zero.

7. ACCRUED EXPENSES
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2023	2022
Contracted research services	$8,071	$4,713
Payroll and related expenses	5,175	4,648
Professional and consulting fees	963	1,182
Current portion of operating lease liability	3,113	2,841
Total accrued expenses and other current liabilities	$17,322	$13,384

8. STOCK-BASED COMPENSATION
2020 Stock Option and Incentive Plan
The 2020 Stock Option and Incentive Plan (the 2020 Plan) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 6,665,891, which was cumulatively increased on January 1, 2021 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. As of December 31, 2023, 4,585,580 shares remained available for issuance under the 2020 Plan. The number of authorized shares reserved for issuance under the 2020 Plan was increased by 2,065,822 shares effective as of January 1, 2024.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the 2020 ESPP) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 326,364 shares of common stock were initially reserved for issuance under this plan, which was cumulatively increased on January 1, 2021 and each January 1 thereafter by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. As of December 31, 2023, 1,176,627 shares remained available for issuance under the 2020 Plan. The number of authorized shares reserved for issuance under the 2020 Plan was increased by 326,364 shares effective as of January 1, 2024.
Option valuation
The assumptions that the Company used to determine the grant-date fair value of options granted were as follows, presented on a weighted-average basis:

	December 31,
	2023	2022
Risk-free interest rate	4.03%	2.49%
Expected term (in years)	5.9	6.0
Expected volatility	80.1%	76.2%
Expected dividend yield	0%	0%

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2022	5,359,400	$12.40	7.8	$76
Granted	4,496,050	$2.90
Exercised	(5,370)	$3.79
Cancelled or forfeited	(1,646,245)	$8.31
Expired	(68,124)	$28.26
Outstanding December 31, 2023	8,135,711	$7.85	8.0	$1,146
Options vested or expected to vest at December 31, 2023	8,135,711	$7.85	8.0	$1,146
Options exercisable at December 31, 2023	3,620,395	$12.78	6.6	$303

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2023 and 2022 was $2.05 and $2.11, respectively.
The total fair value of options vested during the years ended December 31, 2023 and 2022 was $8,473 and $15,392, respectively.
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
The following table summarizes restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2022	101,397	$5.92
Vested	(63,397)	$8.13
Cancelled or forfeited	(17,201)	$2.14
Unvested restricted common stock as of December 31, 2023	20,799	$2.41

The aggregate fair value of restricted stock that vested during the years ended December 31, 2023 and 2022 was $513 and $556, respectively.
The Company had 239,475 performance restricted stock units outstanding at the beginning of the year ended December 31, 2023. For the year ended December 31, 2023, the Company granted no performance restricted stock units to its employees, released 27,475 performance restricted stock units due to the achievement of certain clinical development and/or financing milestones, had 193,000 performance restricted stock units expire, and had no performance restricted stock units forfeited. As of December 31, 2023, the Company had 19,000 performance restricted stock units outstanding.
Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance conditions are considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.
As of December 31, 2023 and 2022, for performance-based restricted stock units that were outstanding, the achievement of milestones was considered probable for no shares and 3,063 shares, respectively.
During the year ended December 31, 2023, two milestones for outstanding performance restricted stock units were achieved and the Company recognized stock-based compensation expense related to these milestones of $52. The milestones that had not been met were considered not probable, and therefore no expense has been recognized related to these awards in the years ended December 31, 2023 and 2022.
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within its consolidated statements of operations and comprehensive loss:

	December 31,
	2023	2022
Stock options	$8,975	$11,365
Restricted stock units	270	559
Employee Stock Purchase Plan and Other	359	273
	$9,604	$12,197
For the years ended December 31, 2023 and 2022, the Company issued 64,470 and 90,270 shares, respectively, of common stock out of the 2020 Plan under the Company’s policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its consolidated statements of operations and comprehensive loss:

	December 31,
	2023	2022
Research and development	$3,050	$5,277
General and administrative	6,554	6,920
	$9,604	$12,197

As of December 31, 2023, total unrecognized compensation cost related to the unvested stock options was $9,859, which is expected to be recognized over a weighted average period of 2.6 years.
As of December 31, 2023, total unrecognized compensation cost related to the unvested restricted stock units was $22, which is expected to be recognized over a weighted average period of 0.3 years.

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
For the years ended December 31, 2023 and 2022, there were 69,005 and 53,662 shares, respectively, issued under the 2020 ESPP.
9. INCOME TAXES
Income (loss) before income tax expense consists of the following:

	December 31,
	2023	2022
Domestic	$(82,639)	$(91,270)
Foreign	197	101
Total loss before income taxes	$(82,442)	$(91,169)
For the years ended December 31, 2023 and 2022, the Company recorded no income tax benefit for the net operating losses incurred each year, due to its uncertainty of realizing a benefit from those items. A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2023 and 2022, respectively, is as follows:

	December 31,
	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	5.3%	4.4%
Permanent differences	0.0%	0.0%
Stock compensation	(1.6)%	(1.7)%
Research and development credits	3.2%	2.7%
Change in valuation allowance	(28.6)%	(26.5)%
Other	0.7%	0.1%
Effective income tax rate	0.0%	0.0%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	Tax year ended December 31,
	2023	2022
Deferred tax assets (liabilities):
Net operating loss carryforwards	$69,194	$60,651
Research and development tax credits	10,766	7,934
Capitalized R&D	22,139	11,559
Operating lease liabilities	6,784	7,194
Accruals and other	1,170	1,463
Stock-based compensation	6,638	5,275
Total deferred tax assets	116,691	94,076
Valuation Allowance	(110,761)	(87,496)
Subtotal	5,930	6,580
Right-of-use assets	(5,843)	(6,387)
Net fixed assets	(87)	(193)
Net deferred tax assets	$—	$—
As of December 31, 2023, the Company had gross federal net operating loss carryforwards of $275,423, of which $2,556 begin to expire in 2036 and the remainder do not expire but are subject to 80% limitation. As of December 31, 2023, the Company had state net operating loss carryforwards of $181,733 that begin to expire in 2036. Additionally, the Company had federal research and development tax credit carryforwards of $9,804 that expire at various dates through 2043.
In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Management believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2023 and 2022. The valuation allowance increased by $23,265 during the year ended December 31, 2023 primarily as a result of net operating losses generated during the period.
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
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. As of December 31, 2023 and 2022, the Company’s tax years are still open under statute from 2020 to the present.
The Company’s foreign subsidiary has incurred losses since inception and the Company had no undistributed earnings as of December 31, 2023.
10. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	December 31,
	2023	2022
Net loss attributable to common stockholders	$(82,442)	$(91,169)
Weighted average common shares outstanding, basic and diluted	43,954,649	36,325,586
Net loss per share, basic and diluted	$(1.88)	$(2.52)
The Company’s unvested restricted common shares at December 31, 2023 and 2022 have been excluded from the computation of basic net loss per share attributable to common stockholders.

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

	December 31,
	2023	2022
Options to purchase common stock	8,135,711	5,359,400
Unvested restricted stock	20,799	101,397
Shares issuable under employee stock purchase plan	28,780	48,805
Unvested performance restricted stock units	19,000	239,475
Warrants to purchase shares of common stock	10,757	10,757
	8,215,047	5,759,834
11. LEASES
The Company has historically entered into lease arrangements for its facilities. As of December 31, 2023, the Company had two operating leases with required future minimum payments. In applying the transition guidance under ASC 842, the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Lease Cost
Operating lease cost	$4,217	$4,228
Short-term lease cost	59	88
Variable lease cost	860	1,012
Sublease income	(1,138)	—
Total lease cost	$3,998	$5,328

	December 31,
Other Operating Lease Information	2023	2022
Cash paid for amounts included in the measurement of lease liability	$4,244	$2,935
Weighted-average remaining lease term	6.9	7.8
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the year ended December 31, 2023 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
Future minimum lease payments under the Company’s operating leases as of December 31, 2023 were as follows:

2024	$4,359
2025	4,477
2026	4,599
2027	4,724
2028	3,926
Thereafter	8,324
Total lease payments	30,409
Less: interest	(5,110)
Total lease liability	$25,299

Rent expense for the years ended December 31, 2023 and 2022 was $5,218 and $5,342, respectively.
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
License Agreements
The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of December 31, 2023, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 or 2022.
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
13. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the 401(k) Plan). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the Code). All matching contributions are fully vested when made. During the years ended December 31, 2023 and 2022, the Company contributed $916 and $1,146, respectively, to the 401(k) Plan.

* * * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. We are not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Amended and Restated By-laws
On March 7, 2024, our Board approved and adopted the Company’s Second Amended and Restated By-laws (“By-laws”), which became effective immediately. The By-laws supersede and replace in their entirety the Company’s Amended and Restated By-laws in effect immediately prior to effectiveness of the By-laws.
The By-laws, among other things:
•clarify and update the procedural mechanics for meetings of stockholders and specify the powers of the Board and the chair of a stockholder meeting to regulate conduct at a meeting;
•make certain updates to the procedures and disclosure requirements in the advance notice Bylaw provisions for director nominations made and business proposals submitted by stockholders;
•reflect recent amendments and updates to the Delaware General Corporation Law; and
•incorporate certain other administrative, technical, clarifying and conforming changes.
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the By-laws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 11. Executive Compensation
The information required under this item (excluding the information under the subheading “Pay Versus Performance”) is incorporated by reference to the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 133 of this Annual Report, incorporated into this Item by reference.
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

3.2*	Second Amended and Restated By-laws of the Registrant
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

4.3*	Description of Securities
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

10.3#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)
10.4#*	2020 Employee Stock Purchase Plan, as amended
10.5#	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)
10.6#	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)
10.7#
Employment Agreement between the Registrant and Brent Hatzis-Schoch (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

10.8#
Employment Agreement between the Registrant and Elizabeth Buck (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39200) filed on August 12, 2021)

10.9#
Employment Agreement between the Registrant and Sergey Yurasov (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39200) filed on August 9, 2022)

10.10#
Employment Agreement between the Registrant and Elizabeth Montgomery (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K (File No. 001-39200) filed on March 9, 2023)

10.11#*	Employment Agreement between the Registrant and Melanie Morrison
10.12#
Employment Agreement between the Registrant and Fang Ni, as amended by Amendment No. 1 to the Employment Agreement between the Registrant and Fang Ni (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (File No. 001-39200) filed on March 9, 2023)

10.13#
Employment Agreement between the Registrant and Mark A. Velleca (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-39200) filed on September 18, 2023)

10.14#
Separation Agreement between the Registrant and David Epstein, dated as of September 17, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-39200) filed on September 18, 2023)

10.15#+*	Amended and Restated Non-Employee Director Compensation Plan, effective February 14, 2024
10.16+
Lease Agreement, dated as of July 24, 2020, by and between RREEF America REIT II Corp. PPP and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39200) filed on August 11, 2020)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Black Diamond Therapeutics, Inc. Compensation Recovery Policy
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101SCH*	Inline XBRL Taxonomy Extension Schema Document.
101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

Black Diamond Therapeutics, Inc.

Date: March 12, 2024	By:	/s/ Mark A. Velleca
Mark A. Velleca President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose individual signature appears below hereby authorizes and appoints Mark A. Velleca and Brent Hatzis-Schoch, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March, 2024.

Signature	Title
/s/ Mark A. Velleca	President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)
Mark A. Velleca
/s/ Fang Ni	Chief Business Officer and Chief Financial Officer (Principal Financial Officer)
Fang Ni
/s/ Erika Jones	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)
Erika Jones
/s/ Ali Behbahani	Director
Ali Behbahani
/s/ Samarth Kulkarni	Director
Samarth Kulkarni
/s/ Alexander Mayweg	Director
Alexander Mayweg
/s/ Garry E. Menzel	Director
Garry E. Menzel
/s/ Kapil Dhingra	Director
Kapil Dhingra
/s/ Wendy Dixon	Director
Wendy Dixon
/s/ David M. Epstein	Director
David M. Epstein