Form 10-Q
period 2024-03-31
Black Diamond Therapeutics, Inc.
filed 2024-05-09
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2024, the registrant had 56,252,794 shares of common stock, $0.0001 par value per share, outstanding.

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
Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” and elsewhere in our most recent Annual Report on Form 10-K for the year ended December 31, 2023 (the Annual Report) and in other Securities and Exchange Commission (SEC) filings. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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
This Quarterly Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Copies of some of the documents referred to herein have been filed as exhibits to this Quarterly Report. In this Quarterly Report, the terms “Black Diamond Therapeutics”, “Black Diamond”, the “Company”, “we”, “us”, “our” and similar designations refer to Black Diamond Therapeutics, Inc. and, where appropriate, our wholly-owned subsidiary.

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

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$25,422	$56,221
Investments	89,777	75,179
Prepaid expenses and other current assets	3,607	2,634
Total current assets	118,806	134,034
Property and equipment, net	1,644	1,730
Restricted cash	819	823
Right-of-use assets	21,252	21,980
Total assets	$142,521	$158,567
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,176	$2,324
Accrued expenses and other current liabilities	15,678	17,322
Total current liabilities	16,854	19,646
Non-current operating lease liabilities	21,361	22,185
Total liabilities	38,215	41,831
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at March 31, 2024 and December 31, 2023; 52,527,626 shares issued and outstanding at March 31, 2024 and 51,645,557 shares issued and outstanding at December 31, 2023	7	7
Additional paid-in capital	540,050	534,187
Accumulated other comprehensive loss	(95)	(27)
Accumulated deficit	(435,656)	(417,431)
Total stockholders' equity	104,306	116,736
Total liabilities and stockholders' equity	$142,521	$158,567
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$13,545	$14,753
General and administrative	6,701	6,808
Total operating expenses	20,246	21,561
Loss from operations	(20,246)	(21,561)
Other income (expense):
Interest income	637	622
Other income (expense)	1,384	64
Total other income (expense), net	2,021	686
Net loss	$(18,225)	$(20,875)
Net loss per share, basic and diluted	$(0.35)	$(0.57)
Weighted average common shares outstanding, basic and diluted	51,808,849	36,483,878

Comprehensive loss:
Net loss	$(18,225)	$(20,875)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	(68)	648
Comprehensive loss	$(18,293)	$(20,227)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,225)	$(20,875)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,713	2,671
Depreciation expense	86	122
(Accretion) amortization on investments	(932)	109
Noncash rent expense	728	690
Loss on sale of equipment	—	37
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(973)	383
Accounts payable	(1,128)	1,169
Accrued expenses and other current liabilities	(1,644)	(3,583)
Non-current operating lease liabilities	(824)	(754)
Net cash used in operating activities	(21,199)	(20,031)

Cash flows from investing activities:
Proceeds from sales and maturities of investments	38,500	24,806
Purchases of investments	(52,234)	—
Net cash (used in) provided by investing activities	(13,734)	24,806

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP	150	51
Proceeds from issuance of common stock, net of issuance costs	3,980	—
Net cash provided by financing activities	4,130	51
Net increase (decrease) in cash and cash equivalents	(30,803)	4,826
Cash, cash equivalents and restricted cash, beginning of period	57,044	35,483
Cash, cash equivalents and restricted cash, end of period	$26,241	$40,309

Cash and cash equivalents, end of period	$25,422	$39,141
Restricted cash, end of period	819	1,168
Cash, cash equivalents and restricted cash, end of period	$26,241	$40,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - December 31, 2022	36,434,297	$5	$452,503	$(1,824)	$(334,989)	$115,695
Vesting of restricted stock units	23,575	—	—	—	—	—
Surrender of shares for taxes	(3,903)	—	—	—	—	—
Issuance of common stock related to ESPP	33,202	—	51	—	—	51
Stock-based compensation	24,776	—	2,671	—	—	2,671
Unrealized gain (loss) on investments	—	—	—	648	—	648
Net loss	—	—	—	—	(20,875)	(20,875)
BALANCE - March 31, 2023	36,511,947	5	455,225	(1,176)	(355,864)	98,190

BALANCE - December 31, 2023	51,645,557	$7	$534,187	$(27)	$(417,431)	$116,736
Issuance of common stock, net of issuance costs	800,000	—	4,000	—	—	4,000
Exercise of common stock options	47,741	—	86	—	—	86
Vesting of restricted stock units	1,250	—	—	—	—	—
Issuance of common stock related to ESPP	26,659	—	64	—	—	64
Stock-based compensation	6,419	—	1,713	—	—	1,713
Unrealized gain (loss) on investments	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	(18,225)	(18,225)
BALANCE - March 31, 2024	52,527,626	$7	$540,050	$(95)	$(435,656)	$104,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Black Diamond Therapeutics, Inc. (the Company) is a clinical-stage oncology company developing MasterKey therapies that target families of oncogenic mutations in patients with cancer. The Company was originally organized as a limited liability company in December 2014 under the name ASET Therapeutics LLC. In September 2016, the Company was converted to a corporation under the laws of the State of Delaware under the name ASET Therapeutics, Inc. The Company changed its name to Black Diamond Therapeutics, Inc. in January 2018. Since its inception, the Company has devoted substantially all of its efforts to raising capital, obtaining financing and incurring research and development costs related to the development and advancement of its product candidates identified by its Mutation-Allostery-Pharmacology (MAP) drug discovery engine.
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
On November 14, 2022, the Company filed a shelf registration statement on Form S-3 (the Shelf Registration Statement), with the Securities and Exchange Commission (the SEC), which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum offering price of $500 million. The Company simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by the Company of up to $150 million of its common stock from time to time through Jefferies (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. As of March 31, 2024, the Company sold 800,000 shares of its common stock pursuant to the ATM Program, resulting in gross proceeds to the Company of approximately $4.0 million ($3.9 million net of offering costs).
On July 5, 2023, the Company completed an underwritten public offering (the Follow-on Offering) of 15,000,000 shares of the Company’s common stock at a price to the public of $5.00 per share. The aggregate net proceeds from the Follow-on Offering totaled approximately $71.9 million, after deducting underwriting discounts and commissions.
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Historically, the Company has funded its operations primarily with proceeds from the sale of common stock and preferred stock. The Company has had recurring losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $435.7 million as of March 31, 2024. The Company expects to continue to generate operating losses for the foreseeable future.
As of May 9, 2024, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these condensed consolidated financial statements.

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
Unaudited interim financial information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.
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
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280) (ASU 2023-07) which requires enhanced disclosure of (1) significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, (2) the amount and description of the composition of other segment items which reconcile to segment profit or loss, and (3) the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and allocating resources. The amendments also expand the interim segment disclosure requirements. This new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU apply retrospectively to all prior periods presented in the financial statements. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance and the period in which the new guidance will be adopted.
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

3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at March 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$20,498	$—	$—	$20,498
Investments:
Commercial paper	—	82,830	—	82,830
Corporate bonds	—	6,947	—	6,947
Total	$20,498	$89,777	$—	$110,275

	Fair value measurements at December 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$30,803	$—	$—	$30,803
Investments:
Commercial paper	—	44,871	—	44,871
Corporate bonds	—	30,308	—	30,308
Total	$30,803	$75,179	$—	$105,982
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
There were no transfers in or out of Level 3 categories in the periods presented.

4. INVESTMENTS
As of March 31, 2024, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$82,921	$—	$(91)	$82,830
Corporate bonds	6,951	—	(4)	6,947
Total	$89,872	$—	$(95)	$89,777
As of December 31, 2023, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$44,880	$4	$(13)	$44,871
Corporate bonds	30,326	—	(18)	30,308
Total	$75,206	$4	$(31)	$75,179
As of March 31, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less.
As of December 31, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less.
As of March 31, 2024, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. The Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company also determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2024 and the year ended December 31, 2023.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
Furniture and fixtures	$17	$17
Leasehold improvements	2,512	2,512
Property and equipment	2,529	2,529
Less: accumulated depreciation	(885)	(799)
Total Property and Equipment, net	$1,644	$1,730

Depreciation expense for the three months ended March 31, 2024 and 2023 was $86 and $122, respectively.

6. EQUITY METHOD INVESTMENT
In December 2022, the Company received 9,000,000 shares of common stock in a newly formed antibody-focused precision oncology company, Launchpad Therapeutics, Inc. (Launchpad), in exchange for contributing early discovery-stage antibody programs and granting Launchpad a license to use its MAP drug discovery engine to discover, develop and commercialize large molecule therapeutics. As of the transaction date and as of March 31, 2024, the Company has a 39.1% voting interest in Launchpad and one seat on Launchpad’s Board of Directors which provide the Company with significant influence over Launchpad. The remaining voting interest in Launchpad is held by Versant Ventures and New Enterprise Associates (NEA), who are shareholders of the Company.
The Company accounted for the transaction under the equity method and recorded the carrying value of the Company’s investment in Launchpad common shares of $2,250 in equity method investments in the consolidated balance sheets. The contributed in process research and development (IPR&D) had zero basis on the Company’s books prior to the transaction, therefore the Company recognized a gain on sale of IPR&D of $2,232 in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. The Company also recognized a loss from investments in equity method investee of $1,540 in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022, associated with the Company’s proportionate share of Launchpad’s losses. The assets contributed by the Company were principally IPR&D and were not deemed a business by Launchpad, therefore the Company determined its remaining basis difference of $710 was substantially related to IPR&D and immediately expensed it. As of December 31, 2022, the carrying value of the investment in Launchpad was reduced to zero. Since the Company has no obligation to provide financing support to Launchpad, the Company is not required to record further losses exceeding the carrying value of the investment. The Company also determined that its investment in Launchpad is not material or significant to its operations or financial position. As of March 31, 2024, the carrying value of the investment in Launchpad was zero.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Contracted research services	$8,984	$8,071
Payroll and related expenses	2,510	5,175
Professional and consulting fees	1,000	963
Current portion of operating lease liability	3,184	3,113
Total accrued expenses and other current liabilities	$15,678	$17,322

8. STOCK-BASED COMPENSATION
2020 Stock Option and Incentive Plan
The 2020 Stock Option and Incentive Plan (the 2020 Plan) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020 and became effective on the date immediately prior to the date on which the registration statement for the Company’s initial public offering (IPO) was declared effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The 2020 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2024, 2,065,822 shares of common stock, representing 4% of the Company’s outstanding shares of common stock as of December 31, 2023, were added to the 2020 Plan.

2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the 2020 ESPP) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2020 ESPP provides for an annual increase, to be added on the first day of each fiscal year, by up to 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31. The number of authorized shares reserved for issuance under the 2020 ESPP was increased by 326,364 shares effective as of January 1, 2024.
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2024	2023
Stock options	$1,623	$2,455
Restricted stock units	16	112
Employee Stock Purchase Plan and Other	74	104
	$1,713	$2,671
For the three months ended March 31, 2024, the Company issued 6,419 shares of common stock under its 2020 Plan in accordance with its policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2024	2023
Research and development	$635	$949
General and administrative	1,078	1,722
	$1,713	$2,671

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2023	8,135,711	$7.85	8.0	$1,146
Granted	2,895,550	$4.85
Exercised	(47,741)	$1.78
Cancelled or forfeited	(16,500)	$1.82
Expired	(300)	$7.73
Outstanding March 31, 2024	10,966,720	$7.09	8.3	$11,996
Options vested or expected to vest at March 31, 2024	10,966,720	$7.09	8.3	$11,996
Options exercisable at March 31, 2024	4,242,313	$11.65	6.7	$3,488
For the three months ended March 31, 2024, total unrecognized compensation cost related to the unvested stock-options was $18,345, which is expected to be recognized over a weighted average period of 3.1 years.
Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the time-based restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The following table summarizes time-based restricted stock activity since January 1, 2024:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2023	20,799	$2.41
Vested	(1,250)	$3.79
Unvested restricted common stock as of March 31, 2024	19,549	$2.32
The total fair value of time-based restricted stock units vested during the three months ended March 31, 2024 was $5.
For the three months ended March 31, 2024, total unrecognized compensation cost related to the time-based unvested restricted stock units was $6, which is expected to be recognized over a weighted average period of 0.1 years.
The Company had 19,000 performance restricted stock units outstanding at the year ended December 31, 2023. For the three months ended March 31, 2024, the Company granted no performance restricted stock units to its employees, released no performance restricted stock units due to the achievement of certain financing milestones, and had no performance restricted stock units forfeited. As of March 31, 2024, the Company had 19,000 performance restricted stock units outstanding.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance conditions are considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of March 31, 2024, for performance-based restricted stock units that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the three months ended March 31, 2024.
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
During the three months ended March 31, 2024 and 2023, there were 26,659 and 33,202 shares, respectively, issued under the 2020 ESPP.
9. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss	$(18,225)	$(20,875)
Weighted average common shares outstanding, basic and diluted	51,808,849	36,483,878
Net loss per share, basic and diluted	$(0.35)	$(0.57)

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

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	10,966,720	7,710,285
Unvested restricted stock	19,549	86,290
Shares issuable under employee stock purchase plan	86,858	102,351
Unvested performance restricted stock units	19,000	229,859
Warrants to purchase common stock	10,757	10,757
	11,102,884	8,139,542

10. LEASES
The Company has historically entered into lease arrangements for its facilities. As of March 31, 2024, the Company had two operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
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
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Lease Cost
Operating lease cost	$1,054	$1,054
Short-term lease cost	17	17
Variable lease cost	237	256
Sublease income	(456)	(135)
Total lease cost	$852	$1,192

Other Operating Lease Information	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liability	$1,080	$1,051
Weighted-average remaining lease term	6.7	7.6
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the three months ended March 31, 2024 and 2023 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

Future minimum lease payments under the Company’s operating leases as of March 31, 2024 were as follows:

As of March 31, 2024
2024 (excluding the three months ended March 31, 2024)	$3,279
2025	4,477
2026	4,599
2027	4,724
2028	3,926
Thereafter	8,324
Total lease payments	29,329
Less: interest	(4,784)
Total lease liability	$24,545

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
License agreements
The Company is a party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of March 31, 2024, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2024 or December 31, 2023.
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

12. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the 401(k) Plan). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the Code). All matching contributions are fully vested when made. During the three months ended March 31, 2024 and 2023, the Company contributed $348 and $376, respectively, to the 401(k) Plan.
13. SUBSEQUENT EVENTS
In April 2024, the Company sold 1,000,000 shares of its common stock pursuant to the ATM Program, resulting in gross proceeds to the Company of approximately $5.4 million ($5.3 million net of offering costs).
In May 2024, the Company sold 2,690,853 shares of its common stock pursuant to the ATM Program, resulting in gross proceeds to the Company of approximately $15.6 million ($15.3 million net of offering costs).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2023, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 12, 2024. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in our Annual Report on Form 10-K and in other SEC filings.
Overview
We are a clinical-stage oncology company developing MasterKey therapies that target families of oncogenic mutations in patients with cancer. The foundation of our company is built upon a deep understanding of cancer genetics, onco-protein structure and function, and medicinal chemistry. Our MasterKey therapies are designed to address a broad spectrum of genetically defined tumors, overcome resistance, minimize wild-type mediated toxicities, and be brain-penetrant to treat central nervous system (CNS) disease. Our compounds target families of oncogenic mutations in clinically validated pathways. We are advancing two clinical-stage programs: BDTX-1535, a brain-penetrant, fourth-generation epidermal growth factor receptor (EGFR) MasterKey inhibitor, targeting epidermal growth factor receptor mutant (EGFRm) non-small cell lung cancer (NSCLC) and glioblastoma (GBM), and BDTX-4933, a brain-penetrant, RAF MasterKey inhibitor targeting KRAS, NRAS and BRAF alterations in solid tumors.
We believe that our lead product candidate, BDTX-1535, has the potential to treat newly diagnosed patients with EGFRm NSCLC, as well as those with recurrent disease, based upon BDTX-1535’s ability to address greater than 50 classical and non-classical oncogenic driver mutations with greater potency than other EGFR tyrosine kinase inhibitors (TKIs), as well as uniquely target the C797S resistance mutation which can be acquired after treatment with osimertinib. In our Phase 1 trial in patients with recurrent EGFRm NSCLC, BDTX-1535 was shown to be well tolerated and achieve durable clinical responses in patients whose tumors expressed a range of mutation subtypes, including the acquired C797S resistance mutation and a spectrum of non-classical mutations.
In April 2024, at the American Association of Cancer Research (AACR) annual meeting, we described real world evidence of the evolving EGFR mutation landscape in patients with NSCLC and the potential of BDTX-1535 to address a broader range of mutations compared to existing therapies. The analyses revealed a broad spectrum of non-classical mutations, as well as an increased prevalence of the acquired resistance mutation, C797S. These non-classical EGFR mutations were present in 22-30% of newly diagnosed EGFRm NSCLC patients.
We are currently evaluating BDTX-1535 in a Phase 2 clinical trial in patients with EGFRm NSCLC in the second- and third-line settings with non-classical driver mutations and acquired C797S resistance mutation, and in the first-line setting in patients with EGFRm NSCLC harboring non-classical EGFR mutations. We expect to announce results from the second- and third-line cohorts in the third quarter of 2024 and results from the first-line cohort in the first quarter of 2025. We are also assessing the potential development of BDTX-1535 for patients with EGFRm NSCLC following adjuvant treatment with osimertinib, where the broad mutation coverage of BDTX-1535 of C797S and non-classical mutations may be of benefit.

We released top-line GBM results from the BDTX-1535 Phase 1 dose escalation study in the fourth quarter of 2023, showing clinical activity in heavily pretreated patients with GBM. BDTX-1535 was shown to be generally well tolerated and no new safety signals were observed. In the fourth quarter of 2023, enrollment began in a “window of opportunity” (also known as a Phase 0/1 “Trigger”) trial sponsored by the Ivy Brain Tumor Center, in patients with recurrent high-grade glioma (HGG). We plan to present Phase 1 dose escalation data and “window of opportunity” results at the American Society of Clinical Oncology (ASCO) Annual Meeting on June 1, 2024, which will inform potential next steps in the development of BDTX-1535 in GBM.
Our second product candidate, BDTX-4933, is designed to be a potent and selective, reversible oral inhibitor that targets broad families of oncogenic BRAF, KRAS and NRAS alterations. BDTX-4933 selectively targets constitutively active RAF dimers resulting from either BRAF mutations or other upstream oncogenic MAPK pathway alterations, such as KRAS and NRAS alterations. In preclinical tumor models, we observed that BDTX-4933 demonstrated brain-penetrant activity and achieved regression of tumors carrying a broad spectrum of KRAS mutations, NRAS alterations, as well as BRAF Class I, II, and III mutations. We initiated a Phase 1 clinical trial for BDTX-4933 in the second quarter of 2023 in patients with BRAF and select KRAS and NRAS mutation-positive cancers, with an emphasis on patients with non-G12C KRAS mutant NSCLC. The trial is currently in dose escalation with an update anticipated in the fourth quarter of 2024.
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
To date, we have funded our operations with proceeds from the sale of common stock and preferred stock. Since inception, we have incurred significant operating losses. Our net losses were $18.2 million and $20.9 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $435.7 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•advance clinical trials for BDTX-1535 and BDTX-4933;
•obtain, maintain, expand, enforce and protect our intellectual property portfolio;
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
As of March 31, 2024, we had cash, cash equivalents and investments of approximately $115.2 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
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
•expenses incurred under agreements with contract research organizations (CROs) that are primarily engaged in the oversight and conduct of our drug discovery efforts, preclinical studies, and clinical trials as well as under agreements with contract manufacturing organizations (CMOs) that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs;
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

Results of operations
Comparison of the three months ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$13,545	$14,753	$(1,208)
General and administrative	6,701	6,808	(107)
Total operating expenses	20,246	21,561	(1,315)
Loss from operations	(20,246)	(21,561)	1,315
Other income (expense):
Interest income	637	622	15
Other (expense) income	1,384	64	1,320
Total other income (expense), net	2,021	686	1,335
Net loss	$(18,225)	$(20,875)	$2,650
Research and development
Research and development expenses were $13.5 million for the three months ended March 31, 2024, compared to $14.8 million for the three months ended March 31, 2023. The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
BDTX-1535 research and development expenses	$5,742	$3,733	$2,009
BDTX-4933 research and development expenses	1,507	1,679	(172)
Other research programs and platform development expenses	602	2,787	(2,185)
Personnel expenses	4,528	5,109	(581)
Allocated facility expenses	860	1,009	(149)
Other expenses	306	436	(130)
	$13,545	$14,753	$(1,208)
The decrease of $1.2 million for the three months ended March 31, 2024 was primarily due to an increase of $2.0 million related to the progression of our clinical trial for BDTX-1535, offset by decreased spend relating to other research programs and platform development of $2.2 million due to reduced spending on early discovery projects as we deepen our focus on our clinical-stage assets, compared to the three months ended March 31, 2023. In addition, personnel expenses decreased by $0.6 million as we continue to capitalize on workforce efficiencies and focus on our development programs.

General and administrative
General and administrative expenses were $6.7 million for the three months ended March 31, 2024 compared to $6.8 million for the three months ended March 31, 2023. This was primarily a result of a decrease in personnel-related costs, legal and other professional fees.
Other income (expense)
Other income was $2.0 million for the three months ended March 31, 2024, compared to $0.7 million for the three months ended March 31, 2023. The increase was primarily attributable to accretion on investments increasing at a higher rate in 2024 compared to 2023.
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
On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through March 31, 2024, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of March 31, 2024, we had cash, cash equivalents and investments of $115.2 million.
On November 14, 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC, which covers the offering, issuance and sale of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500 million. We simultaneously entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by us of up to $150 million of our common stock, or the Shares, from time to time through Jefferies as our sales agent (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of March 31, 2024, we sold 800,000 shares of our common stock pursuant to the ATM Program, resulting in gross proceeds to us of approximately $4.0 million ($3.9 million net of offering costs).
On July 5, 2023, we completed an underwritten public offering (the Follow-on Offering) of 15,000,000 shares of our common stock at a price to the public of $5.00 per share. The aggregate net proceeds from the Follow-on Offering totaled approximately $71.6 million after deducting underwriting discounts and commissions, as well as other offering expenses. The underwriters did not exercise any portion of their 30-day overallotment option to purchase up to an additional 2,250,000 shares of our common stock at the public offering price, which expired on July 29, 2023, and therefore no additional proceeds from the Follow-on Offering were received.

Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(21,199)	$(20,031)
Cash (used in) provided by investing activities	(13,734)	24,806
Cash provided by financing activities	4,130	51
Net increase (decrease) in cash and cash equivalents	$(30,803)	$4,826
Operating activities
During the three months ended March 31, 2024, we used cash in operating activities of $21.2 million, primarily resulting from our net loss of $18.2 million, partially offset by the non-cash charge related to stock compensation expense of $1.7 million.
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
Investing activities
During the three months ended March 31, 2024, we had cash used in investing activities of $13.7 million primarily from the sales and maturities of investments, netted against our purchase of investments.
During the three months ended March 31, 2023, we had cash provided by investing activities of $24.8 million primarily from the sales and maturities of investments.
Financing activities
During the three months ended March 31, 2024, we had cash provided by financing activities of $4.1 million, consisting of proceeds from exercise of stock options and participation in the employee stock purchase plan as well as the sale of shares of our common stock in March 2024 pursuant to the ATM Program.
During the three months ended March 31, 2023, we had cash provided by financing activities of $0.1 million consisting of proceeds from the participation in the employee stock purchase plan.
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
•hire additional clinical, quality control and scientific personnel; and
•obtain, maintain, expand, enforce and protect our intellectual property portfolio.
As of March 31, 2024, we had cash, cash equivalents and investments of $115.2 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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
•the revenue, if any, received from commercial sale of our product candidates, should any of our product candidates receive marketing approval;
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
Contractual obligations and commitments
The following summarizes our contractual obligations as of March 31, 2024:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Property leases - commenced	$4,388	$9,138	$9,663	$6,140	$29,329
Total	$4,388	$9,138	$9,663	$6,140	$29,329
Property leases – commenced
The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of March 31, 2024. The minimum lease payments do not include common area maintenance charges or real estate taxes.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 12, 2024. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those previously disclosed.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
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
Item 1A. Risk Factors
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the discussion of risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the Securities and Exchange Commission, or the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, prospects, financial condition and results of operations. Certain statements in this Quarterly Report are forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Plans
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2024, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:
On March 28, 2024, Fang Ni, our Chief Business Officer and Chief Financial Officer, entered into a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the Ni 10b5-1 Plan). The Ni 10b5-1 Plan is scheduled to commence on June 29, 2024, and will run through June 29, 2025. The aggregate maximum number of shares of common stock that may be sold pursuant to the Ni 10b5-1 Plan is up to 40,470 shares.
On March 27, 2024, Brent Hatzis-Schoch, our Chief Operating Officer and General Counsel, entered into a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the Hatzis-Schoch 10b5-1 Plan). The Hatzis-Schoch 10b5-1 Plan is scheduled to commence on July 1, 2024, and will run through July 1, 2025. The aggregate maximum number of shares of common stock that may be sold pursuant to the Hatzis-Schoch 10b5-1 Plan is up to 72,400 shares.

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

Black Diamond Therapeutics, Inc.

Date: May 9, 2024	By:	/s/ Mark A. Velleca
Mark A. Velleca President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: May 9, 2024	By:	/s/ Fang Ni
Fang Ni Chief Business Officer and Chief Financial Officer (Principal Financial Officer)