Form 10-Q
period 2024-06-30
Black Diamond Therapeutics, Inc.
filed 2024-08-06
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2024, the registrant had 56,504,895 shares of common stock, $0.0001 par value per share, outstanding.

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

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$32,811	$56,221
Investments	90,160	75,179
Prepaid expenses and other current assets	3,783	2,634
Total current assets	126,754	134,034
Property and equipment, net	1,558	1,730
Restricted cash	822	823
Right-of-use assets	20,515	21,980
Other non-current assets	337	—
Total assets	$149,986	$158,567
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$763	$2,324
Accrued expenses and other current liabilities	17,676	17,322
Total current liabilities	18,439	19,646
Non-current operating lease liabilities	20,526	22,185
Total liabilities	38,965	41,831
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at June 30, 2024 and December 31, 2023; 56,408,487 shares issued and outstanding at June 30, 2024 and 51,645,557 shares issued and outstanding at December 31, 2023	7	7
Additional paid-in capital	566,694	534,187
Accumulated other comprehensive loss	(115)	(27)
Accumulated deficit	(455,565)	(417,431)
Total stockholders' equity	111,021	116,736
Total liabilities and stockholders' equity	$149,986	$158,567
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$12,556	$13,154	$26,101	$27,907
General and administrative	9,574	6,878	16,275	13,686
Total operating expenses	22,130	20,032	42,376	41,593
Loss from operations	(22,130)	(20,032)	(42,376)	(41,593)
Other income (expense):
Interest income	464	539	1,101	1,161
Other income (expense)	1,757	341	3,141	405
Total other income (expense), net	2,221	880	4,242	1,566
Net loss	$(19,909)	$(19,152)	$(38,134)	$(40,027)
Net loss per share, basic and diluted	$(0.36)	$(0.52)	$(0.71)	$(1.09)
Weighted average common shares outstanding, basic and diluted	55,155,220	36,516,114	53,482,034	36,500,085

Comprehensive loss:
Net loss	$(19,909)	$(19,152)	$(38,134)	$(40,027)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	(20)	515	(88)	1,163
Comprehensive loss	$(19,929)	$(18,637)	$(38,222)	$(38,864)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(38,134)	$(40,027)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,999	5,317
Depreciation expense	172	236
(Accretion) amortization on investments	(2,037)	130
Noncash rent expense	1,465	1,388
(Gain) Loss on sale of equipment	(38)	37
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(1,149)	1,434
Other non-current assets	(337)	—
Accounts payable	(1,561)	826
Accrued expenses and other current liabilities	354	(2,223)
Non-current operating lease liabilities	(1,659)	(1,517)
Net cash used in operating activities	(35,925)	(34,399)

Cash flows from investing activities:
Proceeds from sale of equipment	38	95
Proceeds from sales and maturities of investments	79,000	41,886
Purchases of investments	(92,032)	—
Net cash (used in) provided by investing activities	(12,994)	41,981

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP	514	51
Proceeds from issuance of common stock, net of issuance costs	24,994	—
Net cash provided by financing activities	25,508	51
Net (decrease) increase in cash and cash equivalents	(23,411)	7,633
Cash, cash equivalents and restricted cash, beginning of period	57,044	35,483
Cash, cash equivalents and restricted cash, end of period	$33,633	$43,116

Cash and cash equivalents, end of period	$32,811	$41,888
Restricted cash, end of period	822	1,228
Cash, cash equivalents and restricted cash, end of period	$33,633	$43,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - December 31, 2022	36,434,297	$5	$452,503	$(1,824)	$(334,989)	$115,695
Vesting of restricted stock units	23,575	—	—	—	—	—
Surrender of shares for taxes	(3,903)	—	—	—	—	—
Issuance of common stock related to ESPP	33,202	—	51	—	—	51
Stock-based compensation	24,776	—	2,671	—	—	2,671
Unrealized gain (loss) on investments	—	—	—	648	—	648
Net loss	—	—	—	—	(20,875)	(20,875)
BALANCE - March 31, 2023	36,511,947	5	455,225	(1,176)	(355,864)	98,190
Vesting of restricted stock units	1,875	—	—	—	—	—
Stock-based compensation	19,703	—	2,646	—	—	2,646
Unrealized gain (loss) on investments	—	—	—	515	—	515
Net loss	—	—	—	—	(19,152)	(19,152)
BALANCE - June 30, 2023	36,533,525	5	457,871	(661)	(375,016)	82,199
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - December 31, 2023	51,645,557	$7	$534,187	$(27)	$(417,431)	$116,736
Issuance of common stock, net of issuance costs	800,000	—	4,000	—	—	4,000
Exercise of common stock options	47,741	—	86	—	—	86
Vesting of restricted stock units	1,250	—	—	—	—	—
Issuance of common stock related to ESPP	26,659	—	64	—	—	64
Stock-based compensation	6,419	—	1,713	—	—	1,713
Unrealized gain (loss) on investments	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	(18,225)	(18,225)
BALANCE - March 31, 2024	52,527,626	7	540,050	(95)	(435,656)	104,306
Issuance of common stock, net of issuance costs	3,690,853	—	20,994	—	—	20,994
Exercise of common stock options	168,972	—	389	—	—	389
Vesting of restricted stock units	18,199	—	—	—	—	—
Surrender of shares for taxes	(4,696)	—	(25)	—	—	(25)
Stock-based compensation	7,533	—	5,286	—	—	5,286
Unrealized gain (loss) on investments	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(19,909)	(19,909)
BALANCE - June 30, 2024	56,408,487	$7	$566,694	$(115)	$(455,565)	$111,021

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
On November 14, 2022, the Company filed a shelf registration statement on Form S-3 (the Shelf Registration Statement), with the Securities and Exchange Commission (the SEC), which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum offering price of $500 million. The Company simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by the Company of up to $150 million of its common stock from time to time through Jefferies (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. As of June 30, 2024, the Company sold 4,490,853 shares of its common stock pursuant to the ATM Program, resulting in gross proceeds to the Company of approximately $25.0 million ($24.5 million net of offering costs).
On July 5, 2023, the Company completed an underwritten public offering (the Follow-on Offering) of 15,000,000 shares of the Company’s common stock at a price to the public of $5.00 per share. The aggregate net proceeds from the Follow-on Offering totaled approximately $71.9 million, after deducting underwriting discounts and commissions.
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Historically, the Company has funded its operations primarily with proceeds from the sale of common stock and preferred stock. The Company has had recurring losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $455.6 million as of June 30, 2024. The Company expects to continue to generate operating losses for the foreseeable future.
As of August 6, 2024, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these condensed consolidated financial statements.

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

3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at June 30, 2024 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$31,821	$—	$—	$31,821
Investments:
Commercial paper	—	74,395	—	74,395
Corporate bonds	—	15,765	—	15,765
Total	$31,821	$90,160	$—	$121,981

	Fair value measurements at December 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$30,803	$—	$—	$30,803
Investments:
Commercial paper	—	44,871	—	44,871
Corporate bonds	—	30,308	—	30,308
Total	$30,803	$75,179	$—	$105,982
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
There were no transfers in or out of Level 3 categories in the periods presented.

4. INVESTMENTS
As of June 30, 2024, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$74,489	$—	$(94)	$74,395
Corporate bonds	15,786	—	(21)	15,765
Total	$90,275	$—	$(115)	$90,160
As of December 31, 2023, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$44,880	$4	$(13)	$44,871
Corporate bonds	30,326	—	(18)	30,308
Total	$75,206	$4	$(31)	$75,179
As of June 30, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less.
As of December 31, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less.
As of June 30, 2024, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. The Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company also determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2024 and the year ended December 31, 2023.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
Furniture and fixtures	$17	$17
Leasehold improvements	2,512	2,512
Property and equipment	2,529	2,529
Less: accumulated depreciation	(971)	(799)
Total Property and Equipment, net	$1,558	$1,730

Depreciation expense for the six months ended June 30, 2024 and 2023 was $172 and $236, respectively.

6. EQUITY METHOD INVESTMENT
In December 2022, the Company received 9,000,000 shares of common stock in a newly formed antibody-focused precision oncology company, Revelio Therapeutics, Inc. (Revelio) (formerly known as Launchpad Therapeutics, Inc.), in exchange for contributing early discovery-stage antibody programs and granting Revelio a license to use its MAP drug discovery engine to discover, develop and commercialize large molecule therapeutics. As of December 31, 2023 and June 30, 2024, the Company had a voting interest in Revelio of 39.1% and 21.2%, respectively, and one seat on Revelio’s Board of Directors, which provides the Company with significant influence over Revelio. Other investors in Revelio include Versant Ventures and New Enterprise Associates (NEA), who are shareholders of the Company.
The Company accounted for the transaction under the equity method. As of June 30, 2024 and the year ended December 31, 2023, the carrying value of the investment in Revelio was zero. Since the Company has no obligation to provide financing support to Revelio, the Company is not required to record further losses exceeding the carrying value of the investment. The Company also determined that its investment in Revelio is not material or significant to its operations or financial position.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Contracted research services	$9,986	$8,071
Payroll and related expenses	3,489	5,175
Professional and consulting fees	945	963
Current portion of operating lease liability	3,256	3,113
Total accrued expenses and other current liabilities	$17,676	$17,322

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
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$5,204	$2,475	$6,827	$4,930
Restricted stock units	2	80	18	191
Employee Stock Purchase Plan and Other	80	91	154	196
	$5,286	$2,646	$6,999	$5,317
For the six months ended June 30, 2024, the Company issued 13,952 shares of common stock under its 2020 Plan in accordance with its policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$733	$833	$1,368	$1,782
General and administrative	4,553	1,813	5,631	3,535
	$5,286	$2,646	$6,999	$5,317

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2023	8,135,711	$7.85	8.0	$1,146
Granted	3,604,552	$4.95
Exercised	(216,713)	$2.19
Cancelled or forfeited	(115,824)	$4.21
Expired	(38,098)	$22.04
Outstanding June 30, 2024	11,369,628	$7.02	8.1	$9,170
Options vested or expected to vest at June 30, 2024	11,369,628	$7.02	8.1	$9,170
Options exercisable at June 30, 2024	4,259,001	$11.21	6.5	$3,344
For the six months ended June 30, 2024, total unrecognized compensation cost related to the unvested stock-options was $17,264, which is expected to be recognized over a weighted average period of 2.9 years.
Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the time-based restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The following table summarizes time-based restricted stock activity since January 1, 2024:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2023	20,799	$2.41
Vested	(19,449)	$2.40
Cancelled or forfeited	(1,350)	$2.55
Unvested restricted common stock as of June 30, 2024	—	$—
The total fair value of time-based restricted stock units vested during the six months ended June 30, 2024 was $48.
For the six months ended June 30, 2024, there was no unrecognized compensation cost related to the time-based unvested restricted stock units.
The Company had 19,000 performance restricted stock units outstanding at the year ended December 31, 2023. For the six months ended June 30, 2024, the Company granted no performance restricted stock units to its employees, released no performance restricted stock units due to the achievement of certain financing milestones, and had no performance restricted stock units forfeited. As of June 30, 2024, the Company had 19,000 performance restricted stock units outstanding.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance conditions are considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

As of June 30, 2024, for performance-based restricted stock units that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the six months ended June 30, 2024.
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
During the six months ended June 30, 2024 and 2023, there were 26,659 and 33,202 shares, respectively, issued under the 2020 ESPP.
9. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(19,909)	$(19,152)	$(38,134)	$(40,027)
Weighted average common shares outstanding, basic and diluted	55,155,220	36,516,114	53,482,034	36,500,085
Net loss per share, basic and diluted	$(0.36)	$(0.52)	$(0.71)	$(1.09)

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

	Six Months Ended June 30,
	2024	2023
Options to purchase common stock	11,369,628	8,167,502
Unvested restricted stock	—	77,254
Shares issuable under employee stock purchase plan	86,858	102,351
Unvested performance restricted stock units	19,000	36,859
Warrants to purchase common stock	10,757	10,757
	11,486,243	8,394,723

10. LEASES
The Company has historically entered into lease arrangements for its facilities. As of June 30, 2024, the Company had two operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
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
In December 2020, the Company entered into an eleven-year agreement to lease approximately 18,120 square feet of office and laboratory space in New York, NY. The Company has an option to extend the lease for five additional years. The lease commenced August 26, 2021 and the related lease balance was recognized on the condensed consolidated balance sheet. Additionally, on June 19, 2024, the Company entered into a sublease for its office and laboratory space in New York, NY. The sublease terminates on June 30, 2026, with the option to extend to June 30, 2027. Sublease income is recognized on a straight-line basis over the term of the sublease agreement. The Company was not relieved of its primary obligation under the New York lease as a result of the sublease.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease Cost
Operating lease cost	$1,054	$1,054	$2,108	$2,108
Short-term lease cost	16	11	33	28
Variable lease cost	202	126	439	382
Sublease income	(615)	(335)	(1,071)	(470)
Total lease cost	$657	$856	$1,509	$2,048

Other Operating Lease Information	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liability	$2,160	$2,103
Weighted-average remaining lease term	6.4	7.4
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the three and six months ended June 30, 2024 and 2023 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

Future minimum lease payments under the Company’s operating leases as of June 30, 2024 were as follows:

As of June 30, 2024
2024 (excluding the six months ended June 30, 2024)	$2,199
2025	4,477
2026	4,599
2027	4,724
2028	3,926
Thereafter	8,324
Total lease payments	28,249
Less: interest	(4,467)
Total lease liability	$23,782

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
License agreements
The Company is a party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of June 30, 2024, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2024 or December 31, 2023.
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

12. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the 401(k) Plan). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the Code). All matching contributions are fully vested when made. During the three and six months ended June 30, 2024 and 2023, the Company contributed $152, $500, $167 and $543, respectively, to the 401(k) Plan.

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
We are currently evaluating BDTX-1535 in a Phase 2 clinical trial in patients with EGFRm NSCLC in the second- and third-line settings with non-classical driver mutations and acquired C797S resistance mutation, and in the first-line setting in patients with EGFRm NSCLC harboring non-classical EGFR mutations. We expect to announce results from the second- and third-line cohorts later in the third quarter of 2024 and results from the first-line cohort in the first quarter of 2025. We are also assessing the potential development of BDTX-1535 for patients with EGFRm NSCLC following adjuvant treatment with osimertinib, where the broad mutation coverage of BDTX-1535 of C797S and non-classical mutations may be of benefit.

In June 2024, at the American Society of Clinical Oncology (ASCO) Annual Meeting, we presented additional data from the Phase 1 dose escalation study of BDTX-1535 in patients with relapsed/recurrent GBM, demonstrating encouraging duration of treatment and clinical activity and a tolerability profile consistent with the clinical data from the dose escalation portion of our Phase 1 clinical trial of BDTX-1535 in patients with NSCLC previously presented in October 2023. In addition, we presented initial intratumoral pharmacokinetic data from a “window of opportunity” (also known as a Phase 0/1 “Trigger”) trial sponsored by Ivy Brain Tumor Center, in patients with recurrent high-grade glioma (HGG) with EGFR alterations and/or fusions at initial diagnosis. Initial results from the investigator-sponsored trial demonstrated that BDTX-1535 exceeded the pre-specified threshold for drug concentration in the brain tumor tissue and was generally well tolerated with expected EGFR-mediated side effects.
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
Since our inception in 2014, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights while conducting research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet successfully completed any pivotal clinical trials, obtained any regulatory marketing approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities.
To date, we have funded our operations with proceeds from the sale of common stock and preferred stock. Since inception, we have incurred significant operating losses. Our net losses were $38.1 million and $40.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $455.6 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
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
As of June 30, 2024, we had cash, cash equivalents and investments of approximately $123.0 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
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
•launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and

•maintaining a continued acceptable tolerability profile of our product candidates following approval, if any, of our product candidates.
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

Results of operations
Comparison of the three months ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$12,556	$13,154	$(598)
General and administrative	9,574	6,878	2,696
Total operating expenses	22,130	20,032	2,098
Loss from operations	(22,130)	(20,032)	(2,098)
Other income (expense):
Interest income	464	539	(75)
Other (expense) income	1,757	341	1,416
Total other income (expense), net	2,221	880	1,341
Net loss	$(19,909)	$(19,152)	$(757)
Research and development
Research and development expenses were $12.6 million for the three months ended June 30, 2024, compared to $13.2 million for the three months ended June 30, 2023. The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
BDTX-1535 research and development expenses	$5,235	$3,428	$1,807
BDTX-4933 research and development expenses	1,564	1,718	(154)
Other research programs and platform development expenses	555	2,106	(1,551)
Personnel expenses	4,146	4,670	(524)
Allocated facility expenses	795	790	5
Other expenses	261	442	(181)
	$12,556	$13,154	$(598)
The decrease of $0.6 million for the three months ended June 30, 2024 was primarily due to an increase of $1.8 million related to the progression of our clinical trial for BDTX-1535, offset by decreased spend relating to other research programs and platform development of $1.6 million due to reduced spending on early discovery projects as we deepen our focus on our clinical-stage assets, compared to the three months ended June 30, 2023. In addition, personnel expenses decreased by $0.5 million as we continue to capitalize on workforce efficiencies and focus on our development programs.

General and administrative
General and administrative expenses were $9.6 million for the three months ended June 30, 2024 compared to $6.9 million for the three months ended June 30, 2023. This was primarily a result of an increase in consulting and other professional fees.
Other income (expense)
Other income was $2.2 million for the three months ended June 30, 2024, compared to $0.9 million for the three months ended June 30, 2023. The increase was primarily attributable to accretion on investments increasing at a higher rate in 2024 compared to 2023.
Comparison of the six months ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$26,101	$27,907	$(1,806)
General and administrative	16,275	13,686	2,589
Total operating expenses	42,376	41,593	783
Loss from operations	(42,376)	(41,593)	(783)
Other income (expense):
Interest income	1,101	1,161	(60)
Other (expense) income	3,141	405	2,736
Total other income (expense), net	4,242	1,566	2,676
Net loss	$(38,134)	$(40,027)	$1,893
Research and development
Research and development expenses were $26.1 million for the six months ended June 30, 2024, compared to $27.9 million for the six months ended June 30, 2023. The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
BDTX-1535 research and development expenses	$10,977	$7,161	$3,816
BDTX-4933 research and development expenses	3,071	3,397	(326)
Other research programs and platform development expenses	1,157	4,893	(3,736)
Personnel expenses	8,674	9,779	(1,105)
Allocated facility expenses	1,655	1,799	(144)
Other expenses	567	878	(311)
	$26,101	$27,907	$(1,806)

The decrease of $1.8 million for the six months ended June 30, 2024 was primarily due to an increase of $3.8 million related to the progression of our clinical trial for BDTX-1535, offset by decreased spend relating to other research programs and platform development of $3.7 million due to reduced spending on early discovery projects as we deepen our focus on our clinical-stage assets, compared to the six months ended June 30, 2023. In addition, personnel expenses decreased by $1.1 million as we continue to capitalize on workforce efficiencies and focus on our development programs.
General and administrative
General and administrative expenses were $16.3 million for the six months ended June 30, 2024 compared to $13.7 million for the six months ended June 30, 2023. This was primarily a result of an increase in consulting and other professional fees.
Other income (expense)
Other income was $4.2 million for the six months ended June 30, 2024, compared to $1.6 million for the six months ended June 30, 2023. The increase was primarily attributable to accretion on investments increasing at a higher rate in 2024 compared to 2023.
Liquidity and capital resources
Sources of liquidity
Since our inception, we have not generated any revenue from any product sales or any other sources and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of our common and preferred stock.
On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of our common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through June 30, 2024, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of June 30, 2024, we had cash, cash equivalents and investments of $123.0 million.
On November 14, 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC, which covers the offering, issuance and sale of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500 million. We simultaneously entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by us of up to $150 million of our common stock, or the Shares, from time to time through Jefferies as our sales agent (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of June 30, 2024, we sold 4,490,853 shares of our common stock pursuant to the ATM Program, resulting in gross proceeds to us of approximately $25.0 million ($24.5 million net of offering costs).

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
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(35,925)	$(34,399)
Cash (used in) provided by investing activities	(12,994)	41,981
Cash provided by financing activities	25,508	51
Net increase (decrease) in cash and cash equivalents	$(23,411)	$7,633
Operating activities
During the six months ended June 30, 2024, we used cash in operating activities of $35.9 million, primarily resulting from our net loss of $38.1 million, partially offset by the non-cash charge related to stock compensation expense of $7.0 million.
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
Investing activities
During the six months ended June 30, 2024, we had cash used in investing activities of $13.0 million primarily from the sales and maturities of investments, netted against our purchase of investments.
During the six months ended June 30, 2023, we had cash provided by investing activities of $42.0 million primarily from the sales and maturities of investments.
Financing activities
During the six months ended June 30, 2024, we had cash provided by financing activities of $25.5 million, consisting of proceeds from the sale of shares of our common stock pursuant to the ATM Program as well as exercises of stock options and participation in the employee stock purchase plan.
During the six months ended June 30, 2023, we had cash provided by financing activities of $0.1 million consisting of proceeds from the participation in the employee stock purchase plan.

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
As of June 30, 2024, we had cash, cash equivalents and investments of $123.0 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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
Contractual obligations and commitments
The following summarizes our contractual obligations as of June 30, 2024:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Property leases - commenced	$4,418	$9,199	$9,049	$5,583	$28,249
Total	$4,418	$9,199	$9,049	$5,583	$28,249
Property leases – commenced
The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of June 30, 2024. The minimum lease payments do not include common area maintenance charges or real estate taxes.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 12, 2024. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies from those previously disclosed.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Plans
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2024, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:
On May 30, 2024, Elizabeth Buck, our Chief Scientific Officer, entered into a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the Buck 10b5-1 Plan). The Buck 10b5-1 Plan is scheduled to commence on August 29, 2024, and will run through August 31, 2025. The aggregate maximum number of shares of common stock that may be sold pursuant to the Buck 10b5-1 Plan is up to 160,000 shares.

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

Black Diamond Therapeutics, Inc.

Date: August 6, 2024	By:	/s/ Mark A. Velleca
Mark A. Velleca President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: August 6, 2024	By:	/s/ Fang Ni
Fang Ni Chief Business Officer and Chief Financial Officer (Principal Financial Officer)