Form 10-Q
period 2024-09-30
Black Diamond Therapeutics, Inc.
filed 2024-11-05
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2024, the registrant had 56,585,063 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “could”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:
•the progress, timing and success of our clinical trials of BDTX-1535 and any other product candidates, including the availability, timing and announcement of data and results of such trials;
•our ability to obtain and maintain regulatory approval for BDTX-1535 or any of our future product candidates that we may identify or develop;
•the scope, timing, progress and results of our clinical trials and Investigational New Drug (IND) applications, development efforts and other regulatory submissions;
•the effects of competition with respect to BDTX-1535, BDTX-4933 or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
•the impact of our restructuring plan and the expected cost savings from the restructuring;
•our evaluation of strategic alternatives for BDTX-4876 and potential partnership opportunities for BDTX-4933, including our ability to execute and realize the anticipated benefits of any strategic alternatives we may pursue;
•our need to raise additional funding before we can expect to generate any revenues from product sales;
•our ability to develop our current product candidates for the treatment of various cancers;
•the rate and degree of market acceptance and clinical utility for any current or future product candidates we may develop;
•the implementation of our strategic plans for our business and our product candidates;
•our ability to successfully develop companion diagnostics for use with our current or future product candidates;
•our intellectual property position, including the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering our product candidates and Mutation-Allostery-Pharmacology (MAP) drug discovery engine;
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

•the potential for our business development efforts to maximize the value of our product candidates;
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

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$23,425	$56,221
Investments	89,257	75,179
Prepaid expenses and other current assets	2,856	2,634
Total current assets	115,538	134,034
Property and equipment, net	1,472	1,730
Restricted cash	826	823
Right-of-use assets	19,767	21,980
Other non-current assets	293	—
Total assets	$137,896	$158,567
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,971	$2,324
Accrued expenses and other current liabilities	18,829	17,322
Total current liabilities	20,800	19,646
Non-current operating lease liabilities	19,670	22,185
Total liabilities	40,470	41,831
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at September 30, 2024 and December 31, 2023; 56,521,914 shares issued and outstanding at September 30, 2024 and 51,645,557 shares issued and outstanding at December 31, 2023	7	7
Additional paid-in capital	568,434	534,187
Accumulated other comprehensive income (loss)	107	(27)
Accumulated deficit	(471,122)	(417,431)
Total stockholders' equity	97,426	116,736
Total liabilities and stockholders' equity	$137,896	$158,567
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$12,914	$16,154	$39,015	$44,061
General and administrative	5,216	7,858	21,491	21,544
Total operating expenses	18,130	24,012	60,506	65,605
Loss from operations	(18,130)	(24,012)	(60,506)	(65,605)
Other income (expense):
Interest income	516	439	1,617	1,600
Other income (expense)	2,057	566	5,198	971
Total other income (expense), net	2,573	1,005	6,815	2,571
Net loss	$(15,557)	$(23,007)	$(53,691)	$(63,034)
Net loss per share, basic and diluted	$(0.28)	$(0.45)	$(0.99)	$(1.54)
Weighted average common shares outstanding, basic and diluted	56,507,956	50,943,155	54,498,037	41,367,347

Comprehensive loss:
Net loss	$(15,557)	$(23,007)	$(53,691)	$(63,034)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	222	297	134	1,460
Comprehensive loss	$(15,335)	$(22,710)	$(53,557)	$(61,574)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(53,691)	$(63,034)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,991	8,068
Depreciation expense	258	351
(Accretion) amortization on investments	(3,057)	(361)
Noncash rent expense	2,213	2,096
Loss on disposal of equipment	—	358
(Gain) Loss on sale of equipment	(86)	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(222)	2,106
Other non-current assets	(293)	—
Accounts payable	(353)	(1,033)
Accrued expenses and other current liabilities	1,507	988
Non-current operating lease liabilities	(2,515)	(2,300)
Net cash used in operating activities	(47,248)	(52,761)

Cash flows from investing activities:
Purchases of equipment	—	(33)
Proceeds from sale of equipment	86	95
Proceeds from sales and maturities of investments	109,000	50,136
Purchases of investments	(119,887)	(46,101)
Net cash (used in) provided by investing activities	(10,801)	4,097

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP	762	128
Proceeds from issuance of common stock, net of issuance costs	24,494	71,850
Net cash provided by financing activities	25,256	71,978
Net (decrease) increase in cash and cash equivalents	(32,793)	23,314
Cash, cash equivalents and restricted cash, beginning of period	57,044	35,483
Cash, cash equivalents and restricted cash, end of period	$24,251	$58,797

Cash and cash equivalents, end of period	$23,425	$57,978
Restricted cash, end of period	826	819
Cash, cash equivalents and restricted cash, end of period	$24,251	$58,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - December 31, 2022	36,434,297	$5	$452,503	$(1,824)	$(334,989)	$115,695
Vesting of restricted stock units	23,575	—	—	—	—	—
Surrender of shares for taxes	(3,903)	—	—	—	—	—
Issuance of common stock related to ESPP	33,202	—	51	—	—	51
Stock-based compensation	24,776	—	2,671	—	—	2,671
Unrealized gain (loss) on investments	—	—	—	648	—	648
Net loss	—	—	—	—	(20,875)	(20,875)
BALANCE - March 31, 2023	36,511,947	5	455,225	(1,176)	(355,864)	98,190
Vesting of restricted stock units	1,875	—	—	—	—	—
Stock-based compensation	19,703	—	2,646	—	—	2,646
Unrealized gain (loss) on investments	—	—	—	515	—	515
Net loss	—	—	—	—	(19,152)	(19,152)
BALANCE - June 30, 2023	36,533,525	5	457,871	(661)	(375,016)	82,199
Issuance of common stock, net of issuance costs	15,000,000	2	71,998	—	—	72,000
Exercise of common stock options	5,370	—	20	—	—	20
Vesting of restricted stock units	63,547	—	—	—	—	—
Surrender of shares for taxes	(14,554)	—	—	—	—	—
Issuance of common stock related to ESPP	35,803	—	57	—	—	57
Stock-based compensation	11,493	—	2,751	—	—	2,751
Unrealized gain (loss) on investments	—	—	—	297	—	297
Net loss	—	—	—	—	(23,007)	(23,007)
BALANCE - September 30, 2023	51,635,184	$7	$532,697	$(364)	$(398,023)	$134,317
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - December 31, 2023	51,645,557	$7	$534,187	$(27)	$(417,431)	$116,736
Issuance of common stock, net of issuance costs	800,000	—	4,000	—	—	4,000
Exercise of common stock options	47,741	—	86	—	—	86
Vesting of restricted stock units	1,250	—	—	—	—	—
Issuance of common stock related to ESPP	26,659	—	64	—	—	64
Stock-based compensation	6,419	—	1,713	—	—	1,713
Unrealized gain (loss) on investments	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	(18,225)	(18,225)
BALANCE - March 31, 2024	52,527,626	7	540,050	(95)	(435,656)	104,306
Issuance of common stock, net of issuance costs	3,690,853	—	20,494	—	—	20,494
Exercise of common stock options	168,972	—	389	—	—	389
Vesting of restricted stock units	18,199	—	—	—	—	—
Surrender of shares for taxes	(4,696)	—	(25)	—	—	(25)
Stock-based compensation	7,533	—	5,286	—	—	5,286
Unrealized gain (loss) on investments	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(19,909)	(19,909)
BALANCE - June 30, 2024	56,408,487	7	566,194	(115)	(455,565)	110,521
Exercise of common stock options	17,929	—	32	—	—	32
Issuance of common stock related to ESPP	87,443	—	216	—	—	216
Stock-based compensation	8,055	—	1,992	—	—	1,992
Unrealized gain (loss) on investments	—	—	—	222	—	222
Net loss	—	—	—	—	(15,557)	(15,557)
BALANCE - September 30, 2024	56,521,914	$7	$568,434	$107	$(471,122)	$97,426

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
On November 14, 2022, the Company filed a shelf registration statement on Form S-3 (the Shelf Registration Statement), with the Securities and Exchange Commission (the SEC), which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum offering price of $500 million. The Company simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by the Company of up to $150 million of its common stock from time to time through Jefferies (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. As of September 30, 2024, the Company sold 4,490,853 shares of its common stock pursuant to the ATM Program, resulting in gross proceeds to the Company of approximately $25.0 million ($24.5 million net of offering costs).
On July 5, 2023, the Company completed an underwritten public offering (the Follow-on Offering) of 15,000,000 shares of the Company’s common stock at a price to the public of $5.00 per share. The aggregate net proceeds from the Follow-on Offering totaled approximately $71.9 million, after deducting underwriting discounts and commissions.
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Historically, the Company has funded its operations primarily with proceeds from the sale of common stock and preferred stock. The Company has had recurring losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $471.1 million as of September 30, 2024. The Company expects to continue to generate operating losses for the foreseeable future.
As of November 5, 2024, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these condensed consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280) (ASU 2023-07) which requires enhanced disclosure of (1) significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, (2) the amount and description of the composition of other segment items which reconcile to segment profit or loss, and (3) the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and allocating resources. The amendments also expand the interim segment disclosure requirements. This new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU apply retrospectively to all prior periods presented in the financial statements. The adoption of this update will not have a material impact on the Company’s consolidated financial statements.
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
3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at September 30, 2024 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$22,341	$—	$—	$22,341
Investments:
Commercial paper	—	65,113	—	65,113
Corporate bonds	—	24,144	—	24,144
Total	$22,341	$89,257	$—	$111,598

	Fair value measurements at December 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$30,803	$—	$—	$30,803
Investments:
Commercial paper	—	44,871	—	44,871
Corporate bonds	—	30,308	—	30,308
Total	$30,803	$75,179	$—	$105,982
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
There were no transfers in or out of Level 3 categories in the periods presented.
4. INVESTMENTS
As of September 30, 2024, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$65,045	$73	$(5)	$65,113
Corporate bonds	24,105	41	(2)	24,144
Total	$89,150	$114	$(7)	$89,257
As of December 31, 2023, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$44,880	$4	$(13)	$44,871
Corporate bonds	30,326	—	(18)	30,308
Total	$75,206	$4	$(31)	$75,179
As of September 30, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less.
As of December 31, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less.
As of September 30, 2024, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. The Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company also determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2024 and the year ended December 31, 2023.

5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
Furniture and fixtures	$17	$17
Leasehold improvements	2,512	2,512
Property and equipment	2,529	2,529
Less: accumulated depreciation	(1,057)	(799)
Total Property and Equipment, net	$1,472	$1,730

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $258 and $351, respectively.
6. EQUITY METHOD INVESTMENT
In December 2022, the Company received 9,000,000 shares of common stock in a newly formed antibody-focused precision oncology company, Revelio Therapeutics, Inc. (Revelio) (formerly known as Launchpad Therapeutics, Inc.), in exchange for contributing early discovery-stage antibody programs and granting Revelio a license to use its MAP drug discovery engine to discover, develop and commercialize large molecule therapeutics. As of December 31, 2023 and September 30, 2024, the Company had a voting interest in Revelio of 39.1% and 21.2%, respectively, and one seat on Revelio’s Board of Directors, which provide the Company with significant influence over Revelio. Other investors in Revelio include Versant Ventures and New Enterprise Associates (NEA), who are shareholders of the Company.
The Company accounted for the transaction under the equity method. As of September 30, 2024 and the year ended December 31, 2023, the carrying value of the investment in Revelio was zero. Since the Company has no obligation to provide financing support to Revelio, the Company is not required to record further losses exceeding the carrying value of the investment. The Company also determined that its investment in Revelio is not material or significant to its operations or financial position.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Contracted research services	$10,324	$8,071
Payroll and related expenses	4,251	5,175
Professional and consulting fees	925	963
Current portion of operating lease liability	3,329	3,113
Total accrued expenses and other current liabilities	$18,829	$17,322

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
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$1,927	$2,595	$8,754	$7,525
Restricted stock units	—	58	18	250
Employee Stock Purchase Plan and Other	65	98	219	293
	$1,992	$2,751	$8,991	$8,068
For the nine months ended September 30, 2024, the Company issued 22,007 shares of common stock under its 2020 Plan in accordance with its policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$728	$767	$2,096	$2,549
General and administrative	1,264	1,984	6,895	5,519
	$1,992	$2,751	$8,991	$8,068

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2023	8,135,711	$7.85	8.0	$1,146
Granted	3,604,552	$4.95
Exercised	(234,642)	$2.19
Cancelled or forfeited	(231,895)	$8.24
Expired	(38,098)	$22.04
Outstanding September 30, 2024	11,235,628	$6.98	7.8	$7,361
Options vested or expected to vest at September 30, 2024	11,235,628	$6.98	7.8	$7,361
Options exercisable at September 30, 2024	5,023,272	$10.46	6.5	$3,270
For the nine months ended September 30, 2024, total unrecognized compensation cost related to the unvested stock-options was $15,241, which is expected to be recognized over a weighted average period of 2.7 years.
Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the time-based restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The following table summarizes time-based restricted stock activity since January 1, 2024:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2023	20,799	$2.41
Vested	(19,449)	$2.40
Cancelled or forfeited	(1,350)	$2.55
Unvested restricted common stock as of September 30, 2024	—	$—
The total fair value of time-based restricted stock units vested during the nine months ended September 30, 2024 was $48.
For the nine months ended September 30, 2024, there was no unrecognized compensation cost related to the time-based unvested restricted stock units.
The Company had 19,000 performance restricted stock units outstanding at the year ended December 31, 2023. For the nine months ended September 30, 2024, the Company granted no performance restricted stock units to its employees, released no performance restricted stock units due to the achievement of certain financing milestones, and had no performance restricted stock units forfeited. As of September 30, 2024, the Company had 19,000 performance restricted stock units outstanding.

Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance conditions are considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.
As of September 30, 2024, for performance-based restricted stock units that were outstanding, the achievement of the milestones that had not been met was considered not probable, and therefore no expense has been recognized related to these awards in the nine months ended September 30, 2024.
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
During the nine months ended September 30, 2024 and 2023, there were 114,102 and 69,005 shares, respectively, issued under the 2020 ESPP.
9. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(15,557)	$(23,007)	$(53,691)	$(63,034)
Weighted average common shares outstanding, basic and diluted	56,507,956	50,943,155	54,498,037	41,367,347
Net loss per share, basic and diluted	$(0.28)	$(0.45)	$(0.99)	$(1.54)

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

	Nine Months Ended September 30,
	2024	2023
Options to purchase common stock	11,235,628	8,344,635
Unvested restricted stock	—	22,674
Shares issuable under employee stock purchase plan	27,518	28,780
Unvested performance restricted stock units	19,000	19,000
Warrants to purchase common stock	10,757	10,757
	11,292,903	8,425,846
10. LEASES
The Company has historically entered into lease arrangements for its facilities. As of September 30, 2024, the Company had two operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease Cost
Operating lease cost	$1,054	$1,054	$3,162	$3,162
Short-term lease cost	16	24	49	52
Variable lease cost	237	246	676	628
Sublease income	(989)	(334)	(2,060)	(804)
Total lease cost	$318	$990	$1,827	$3,038

Other Operating Lease Information	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liability	$3,250	$3,164
Weighted-average remaining lease term	6.2	7.1
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the three and nine months ended September 30, 2024 and 2023 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
Future minimum lease payments under the Company’s operating leases as of September 30, 2024 were as follows:

As of September 30, 2024
2024 (excluding the nine months ended September 30, 2024)	$1,109
2025	4,477
2026	4,599
2027	4,724
2028	3,926
Thereafter	8,324
Total lease payments	27,159
Less: interest	(4,160)
Total lease liability	$22,999

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

Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2024 or December 31, 2023.
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
12. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the 401(k) Plan). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the Code). All matching contributions are fully vested when made. During the three and nine months ended September 30, 2024 and 2023, the Company contributed $119, $619, $143 and $686, respectively, to the 401(k) Plan.
13. SUBSEQUENT EVENTS
On October 7, 2024, the Company announced a corporate restructuring plan to prioritize the Company’s resources on advancing and optimizing development plans for its lead program BDTX-1535, strengthen operational efficiencies, and extend its cash runway (the “Restructuring Plan”). The Restructuring Plan included deprioritizing the Company’s development candidate BDTX-4933, a reduction in force, and certain other measures to streamline its general and administrative, operating and capital expenditures. The reduction in force included a reduction of approximately half of the Company’s workforce. The Company estimates that it will incur aggregate charges of approximately $2,700 in connection with the reduction in force, primarily consisting of severance payments and other employee termination-related expenses. The Company expects that the reduction in force will be substantially complete by the end of 2024. The estimated charges that the Company expects to incur are subject to a number of assumptions, and actual results may differ from these estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in force. Cost savings from the Restructuring Plan are expected to be sufficient to fund operations into the second quarter of 2026.

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
Overview
We are a clinical-stage oncology company developing MasterKey therapies that target families of oncogenic mutations in patients with cancer. The foundation of our company is built upon a deep understanding of cancer genetics, onco-protein structure and function, and medicinal chemistry. Our MasterKey therapies are designed to address a broad spectrum of genetically defined tumors, overcome resistance, minimize wild-type mediated toxicities, and be brain-penetrant to treat central nervous system (CNS) disease. Our compounds target families of oncogenic mutations in clinically validated pathways. We are advancing one clinical-stage program: BDTX-1535, a brain-penetrant, fourth-generation epidermal growth factor receptor (EGFR) MasterKey inhibitor, targeting epidermal growth factor receptor mutant (EGFRm) non-small cell lung cancer (NSCLC) and glioblastoma (GBM), and are actively seeking partnerships for a second clinical-stage program, BDTX-4933, a brain-penetrant, RAF MasterKey inhibitor targeting KRAS, NRAS and BRAF alterations in solid tumors.
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
In September 2024, we announced initial Phase 2 data demonstrating encouraging clinical responses and durability of BDTX-1535 in the second- and third-line settings. The 200 mg daily dose of BDTX-1535 was selected for pivotal development, showing robust EGFRm target coverage and a favorable tolerability profile with no new safety signals observed. Based on an August 2024 data cut, a preliminary overall response rate (ORR) of 42% was seen in 19 patients with known osimertinib resistance EGFR mutations (PACC “P-loop αC-helix compressing” and C797S mutations). Acquisition of C797S was frequently observed in patients who progressed following treatment with osimertinib. PACC mutations represent a structure-function group of non-classical oncogenic driver mutations which may accumulate or be acquired following treatment with osimertinib. Encouraging durability was noted with a duration of response (DOR) of approximately eight months or more in the first three patients who achieved a partial response (PR), while 14 of the 19 patients remained on treatment. Initial results from the first-line cohort are anticipated in the first quarter of 2025. In October 2024, we announced a corporate restructuring plan to prioritize our resources on advancing BDTX-1535 into pivotal development.

In June 2024, at the American Society of Clinical Oncology (ASCO) Annual Meeting, we presented preliminary data from the Phase 1 trial of BDTX-1535 in patients with relapsed/recurrent GBM, demonstrating encouraging duration of treatment and clinical activity, and a tolerability profile consistent with the initial safety data from the dose escalation portion of the Phase 1 trial presented in 2023. In addition, at the June 2024 ASCO meeting, our collaborators at the Ivy Brain Tumor Center presented initial intratumoral pharmacokinetic data from a “window of opportunity” study in patients with recurrent high-grade glioma (HGG) with EGFR alterations and/or fusions at initial diagnosis. This study, also known as a Phase 0/1 “Trigger” trial, is sponsored by the Ivy Brain Tumor Center. Initial results from this investigator-sponsored trial demonstrated that BDTX-1535 exceeded the pre-specified threshold for drug concentration in the brain tumor tissue and was generally well tolerated with expected EGFR-mediated side effects. Additional promising results from this trial were presented by the Ivy Brain Tumor Center at the European Association of Neuro-Oncology (EANO) meeting in October 2024. The data demonstrated that BDTX-1535 effectively penetrates rarely accessible regions of glioblastoma and suppresses EGFR signaling in patient tumors and provide rationale for the program’s expansion into newly diagnosed glioblastoma patients with EGFR aberrations.
Our second product candidate, BDTX-4933, is designed to be a potent and selective, reversible oral inhibitor that targets broad families of oncogenic BRAF, KRAS and NRAS alterations. BDTX-4933 selectively targets constitutively active RAF dimers resulting from either BRAF mutations or other upstream oncogenic MAPK pathway alterations, such as KRAS and NRAS alterations. In preclinical tumor models, we observed that BDTX-4933 demonstrated brain-penetrant activity and achieved regression of tumors carrying a broad spectrum of KRAS mutations, NRAS alterations, as well as BRAF Class I, II, and III mutations. We initiated a Phase 1 clinical trial for BDTX-4933 in the second quarter of 2023 in patients with BRAF and select KRAS and NRAS mutation-positive cancers, with an emphasis on patients with non-G12C KRAS mutant NSCLC. In October 2024, we announced we are actively seeking partnerships for this asset as we deprioritize the BDTX-4933 program in RAF/RAS-mutant solid tumors and focus resources on our lead program BDTX-1535.
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
To date, we have funded our operations with proceeds from the sale of common stock and preferred stock. Since inception, we have incurred significant operating losses. Our net losses were $53.7 million and $63.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $471.1 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•advance clinical development of BDTX-1535;
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
As of September 30, 2024, we had cash, cash equivalents and investments of approximately $112.7 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
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
Development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we continue our clinical development of BDTX-1535. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.
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

Results of operations
Comparison of the three months ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$12,914	$16,154	$(3,240)
General and administrative	5,216	7,858	(2,642)
Total operating expenses	18,130	24,012	(5,882)
Loss from operations	(18,130)	(24,012)	5,882
Other income (expense):
Interest income	516	439	77
Other (expense) income	2,057	566	1,491
Total other income (expense), net	2,573	1,005	1,568
Net loss	$(15,557)	$(23,007)	$7,450
Research and development
Research and development expenses were $12.9 million for the three months ended September 30, 2024, compared to $16.2 million for the three months ended September 30, 2023. The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
BDTX-1535 research and development expenses	$6,372	$5,988	$384
BDTX-4933 research and development expenses	848	1,618	(770)
Other research programs and platform development expenses	525	2,080	(1,555)
Personnel expenses	4,001	4,773	(772)
Allocated facility expenses	972	926	46
Other expenses	196	769	(573)
	$12,914	$16,154	$(3,240)
The decrease of $3.2 million for the three months ended September 30, 2024 was primarily due to an increase of $0.4 million related to the progression of our clinical trial for BDTX-1535, offset by decreased spend relating to BDTX-4933 of $0.8 million as clinical startup and non-clinical activities completed as well as a decrease in other research programs and platform development of $1.6 million due to reduced spending on early discovery projects as we deepened our focus on our clinical-stage assets, compared to the three months ended September 30, 2023. In addition, personnel expenses decreased by $0.8 million as we continue to capitalize on workforce efficiencies and focus on our development programs.

General and administrative
General and administrative expenses were $5.2 million for the three months ended September 30, 2024 compared to $7.9 million for the three months ended September 30, 2023. This was primarily a result of a decrease in consulting and other professional fees.
Other income (expense)
Other income was $2.6 million for the three months ended September 30, 2024, compared to $1.0 million for the three months ended September 30, 2023. The increase was primarily attributable to accretion on investments increasing at a higher rate in 2024 compared to 2023.
Comparison of the nine months ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$39,015	$44,061	$(5,046)
General and administrative	21,491	21,544	(53)
Total operating expenses	60,506	65,605	(5,099)
Loss from operations	(60,506)	(65,605)	5,099
Other income (expense):
Interest income	1,617	1,600	17
Other (expense) income	5,198	971	4,227
Total other income (expense), net	6,815	2,571	4,244
Net loss	$(53,691)	$(63,034)	$9,343
Research and development
Research and development expenses were $39.0 million for the nine months ended September 30, 2024, compared to $44.1 million for the nine months ended September 30, 2023. The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
BDTX-1535 research and development expenses	$17,349	$13,149	$4,200
BDTX-4933 research and development expenses	3,919	5,015	(1,096)
Other research programs and platform development expenses	1,682	6,973	(5,291)
Personnel expenses	12,675	14,552	(1,877)
Allocated facility expenses	2,627	2,725	(98)
Other expenses	763	1,647	(884)
	$39,015	$44,061	$(5,046)

The decrease of $5.0 million for the nine months ended September 30, 2024 was primarily due to an increase of $4.2 million related to the progression of our clinical trial for BDTX-1535, offset by decreased spend relating to BDTX-4933 of $1.1 million as clinical startup and non-clinical activities completed as well as a decrease in other research programs and platform development of $5.3 million due to reduced spending on early discovery projects as we deepened our focus on our clinical-stage assets, compared to the nine months ended September 30, 2023. In addition, personnel expenses decreased by $1.9 million as we continue to capitalize on workforce efficiencies and focus on our development programs.
General and administrative
General and administrative expenses were $21.5 million for the nine months ended September 30, 2024 compared to $21.5 million for the nine months ended September 30, 2023. The increase was primarily a result of an increase in consulting and other professional fees.
Other income (expense)
Other income was $6.8 million for the nine months ended September 30, 2024, compared to $2.6 million for the nine months ended September 30, 2023. The increase was primarily attributable to accretion on investments increasing at a higher rate in 2024 compared to 2023.
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
On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of our common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through September 30, 2024, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of September 30, 2024, we had cash, cash equivalents and investments of $112.7 million.
On November 14, 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC, which covers the offering, issuance and sale of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500 million. We simultaneously entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by us of up to $150 million of our common stock, or the Shares, from time to time through Jefferies as our sales agent (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of September 30, 2024, we sold 4,490,853 shares of our common stock pursuant to the ATM Program, resulting in gross proceeds to us of approximately $25.0 million ($24.5 million net of offering costs).

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
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(47,248)	$(52,761)
Cash (used in) provided by investing activities	(10,801)	4,097
Cash provided by financing activities	25,256	71,978
Net increase (decrease) in cash and cash equivalents	$(32,793)	$23,314
Operating activities
During the nine months ended September 30, 2024, we used cash in operating activities of $47.2 million, primarily resulting from our net loss of $53.7 million, partially offset by the non-cash charge related to stock compensation expense of $9.0 million.
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
Investing activities
During the nine months ended September 30, 2024, we had cash used in investing activities of $10.8 million primarily from the sales and maturities of investments, netted against our purchase of investments.
During the nine months ended September 30, 2023, we had cash provided by investing activities of $4.1 million primarily from the sales and maturities of investments, netted against our purchase of investments.
Financing activities
During the nine months ended September 30, 2024, we had cash provided by financing activities of $25.3 million, consisting of proceeds from the sale of shares of our common stock pursuant to the ATM Program as well as exercises of stock options and participation in the employee stock purchase plan.
During the nine months ended September 30, 2023, we had cash provided by financing activities of $72.0 million consisting of proceeds from the participation in the employee stock purchase plan as well as the Follow-on Offering in July 2023.

Funding requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance clinical trials of BDTX-1535. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. The timing and amount of our operating expenditures will depend largely on our ability to:
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
As of September 30, 2024, we had cash, cash equivalents and investments of $112.7 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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
Contractual obligations and commitments
The following summarizes our contractual obligations as of September 30, 2024:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Property leases - commenced	$4,447	$9,260	$8,987	$4,465	$27,159
Total	$4,447	$9,260	$8,987	$4,465	$27,159
Property leases – commenced
The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of September 30, 2024. The minimum lease payments do not include common area maintenance charges or real estate taxes.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 12, 2024. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies from those previously disclosed.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Recent Sales of Unregistered Equity Securities
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

Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Plans
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report on Form 10-Q.
Appointment of Principal Financial Officer
As previously disclosed in our Current Report on Form 8-K filed with the SEC on October 7, 2024, Erika Jones, our current Senior Vice President, Finance and Corporate Controller, and Principal Accounting Officer, was appointed as Principal Financial Officer of the Company, effective October 7, 2024 (the Appointment). Ms. Jones will continue to serve as Principal Accounting Officer of the Company.
In connection with the Appointment, we entered into an Amendment No. 1 to the Employment Agreement with Ms. Jones, effective as of October 30, 2024 (the Amendment), pursuant to which we amended certain provisions of the existing Employment Agreement by and between the Company and Ms. Jones, dated as of May 23, 2023 (as amended by the Amendment, the Amended Employment Agreement). Ms. Jones is employed “at will.” Ms. Jones’ current annual base salary is $360,000 and Ms. Jones is eligible for an annual performance-based incentive cash bonus in an amount up to 35% of Ms. Jones’ then-current base salary. In the event Ms. Jones’ employment is terminated for any reason, the Company shall pay or provide to Ms. Jones (i) any salary earned through the date of termination, (ii) unpaid expense reimbursements and (iii) any vested benefits Ms. Jones may have under any employee benefit plan of the Company through the date of termination.
Under the terms of the Amended Employment Agreement, in the event Ms. Jones’ employment is terminated by the Company without Cause or by Ms. Jones for Good Reason outside of the Change in Control Period, in addition to any accrued obligation, subject to her signing and complying with a release agreement and the release agreement becoming irrevocable, Ms. Jones will be entitled to (i) receive a lump sum cash payment equal to 100% of Ms. Jones’ annual base salary then in effect, payable over a 12-month period following termination (ii) receive 100% of her target annual performance bonus for the then-current year, payable over a 12-month period following termination and (iii) receive up to 12 monthly payments equal to the monthly employer contribution the Company would have made to provide health insurance had Ms. Jones remained employed, paid to either the group health plan provider, the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (COBRA) provider or directly to Ms. Jones. In the event Ms. Jones’ employment is terminated by the Company without Cause or by Ms. Jones for Good Reason within the Change in Control Period, in addition to any accrued obligation, subject to her signing and complying with a release agreement and the release agreement becoming irrevocable, Ms. Jones will be entitled to the same rights listed immediately above, except that any base salary and bonus-related payments will be paid in lump sum, and she will also be entitled to full acceleration of vesting of any of his unvested equity awards. The terms “Cause,” “Good Reason” and “Change in Control Period” are each defined in the Amended Employment Agreement.
The foregoing summary of the Amended Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Employment Agreement, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits
The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report.

Exhibit No.	Exhibit Index
10.11*#	Separation Agreement between the Registrant and Fang Ni, dated October 7, 2024.
10.12*#	Employment Agreement between the Registrant and Erika Jones, as amended by Amendment No. 1 to the Employment Agreement between the Registrant and Erika Jones, dated October 30, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
+	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Diamond Therapeutics, Inc.

Date: November 5, 2024	By:	/s/ Mark A. Velleca
Mark A. Velleca President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: November 5, 2024	By:	/s/ Erika Jones
Erika Jones Senior Vice President, Finance and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)