Form 10-K
period 2024-12-31
Black Diamond Therapeutics, Inc.
filed 2025-03-06
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $210,171,555 based on a closing price of $4.66 per share as quoted by the Nasdaq Global Select Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2025, the registrant had 56,662,222 shares of common stock, $0.0001 par value per share, outstanding.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K (Annual Report) incorporates by reference certain information from the definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders (Proxy Statement), which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission (SEC) not later than 120 days after the registrant’s fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report.

Summary of the Material and Other Risks Associated with Our Business
Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business, including those described in Part II, Item IA. “Risk Factors” in this Annual Report. These risks include, but are not limited to, the following:
•We are very early in our development efforts and are substantially dependent on our lead clinical-stage product candidate, BDTX-1535. If we are unable to advance BDTX-1535 or any of our future product candidates through clinical development, obtain regulatory approval and ultimately commercialize BDTX-1535 or any of our future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
•Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our Phase 2 clinical trial for BDTX-1535 or our future product candidates with the genetic mutations that these product candidates are designed to target.
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
•If we are unable to obtain and maintain patent and other intellectual property protection for BDTX-1535, BDTX-4933, BDTX-4876, our MAP drug discovery engine and our other product candidates and technology, or any other product candidates or technology we may develop, or if the scope of intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize BDTX-1535 or any of our future product candidates or technology may be adversely affected.
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
•We are highly dependent on our key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
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
•We may be unable to adequately protect our information systems from cyberattacks, security incidents, or compromises, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.
The material and other risks summarized above should be read together with the text of the full risk factors discussed in the section entitled “Risk Factors” and the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full elsewhere in this Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

BLACK DIAMOND THERAPEUTICS, INC.
We have applied for various trademarks that we use in connection with the operation of our business. This Annual Report on Form 10-K (Annual Report) may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Annual Report is not intended to, and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner of these trademarks, service marks and trade names will not assert, to the fullest extent under applicable law, its rights.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “could”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Annual Report include, but are not limited to, statements about:
•the progress, timing and success of our clinical trials of BDTX-1535 and any of our future product candidates, including the availability, timing and announcement of data and results of such trials;
•our ability to obtain and maintain regulatory approval for BDTX-1535 or any of our future product candidates that we may identify or develop;
•the scope, timing, progress and results of our clinical trials and investigational new drug (IND) applications, development efforts and other regulatory submissions;
•the effects of competition with respect to BDTX-1535 or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
•the impact of our restructuring plan and the expected cost savings from the restructuring;
•our evaluation of potential partnership opportunities for BDTX-4933 and strategic alternatives for BDTX-4876, including our ability to execute and realize the anticipated benefits of any strategic alternatives we may pursue;
•our need to raise additional funding before we can expect to generate any revenues from product sales;
•our ability to develop our current and future product candidates for the treatment of various cancers;
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
•the impact of global economic and geopolitical developments on our business, including rising inflation and capital market disruptions, international tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets;
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

All of our forward-looking statements are as of the date of this Annual Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our business, prospects, financial condition and results of operations. Some of these risks and uncertainties may in the future be amplified by global health crises, macroeconomic conditions and geopolitical developments, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report that modify or impact any of the forward-looking statements contained in this Annual Report will be deemed to modify or supersede such statements in this Annual Report.
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

Item 1. Business
We are a clinical-stage oncology company developing MasterKey therapies that target families of oncogenic mutations in patients with cancer. The foundation of our company is built upon a deep understanding of cancer genetics, onco-protein structure and function, and medicinal chemistry. Our MasterKey therapies are designed to address a broad spectrum of genetically defined tumors, overcome resistance, minimize wild-type mediated toxicities, and be brain-penetrant to treat central nervous system (CNS) disease. Our compounds target families of oncogenic mutations in clinically validated pathways. Our lead clincal-stage program, BDTX-1535, a brain-penetrant, fourth-generation epidermal growth factor receptor (EGFR) MasterKey inhibitor, is currently being studied in a Phase 2 clinical trial in patients with epidermal growth factor receptor mutant (EGFRm) non-small cell lung cancer (NSCLC) and in an investigator-sponsored trial in patients with glioblastoma (GBM) with EGFR alterations. We are actively evaluating partnership opportunities for a second clinical-stage program, BDTX-4933, a brain-penetrant, RAF MasterKey inhibitor targeting KRAS, NRAS and BRAF alterations in solid tumors.
The Black Diamond Therapeutics approach
Our goal is to bring targeted oncology medicine to patients with genetically defined cancers who have limited treatment options. Our drug development efforts leverage our novel findings that:
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
Our MasterKey therapies were discovered using our proprietary MAP drug discovery engine which was built on three central pillars: identification of oncogenic mutations, confirmation of oncogenicity of mutations based upon cell and tumor models, and pharmacologic inhibition of the relevant mutations while sparing wild-type. Approved targeted therapies, such as kinase inhibitors, have transformed the treatment of cancers and demonstrated a significant benefit in certain patients by treating active site mutations in a single tumor type. Improved genetic sequencing of human cancers has led to the discovery of additional oncogenic genetic alterations. These genetic alterations were previously unaddressed, unsuccessfully targeted or overlooked. Our MasterKey therapies are designed to target families of oncogenic driver mutations by exploiting their shared activating conformation. We believe our MasterKey approach offers a substantial opportunity to expand the number of patients who could benefit from targeted oncology medicines.
Black Diamond Therapeutics pipeline
We have a pipeline of orally available, potent and selective small molecule MasterKey inhibitors that target families of driver mutations in individual oncogenes for the treatment of cancer and genetic diseases. Our pipeline includes two clinical-stage product candidates and one development-stage product candidate. An overview of our pipeline is shown in the table below.

BDTX-1535: a brain-penetrant, irreversible EGFR MasterKey inhibitor with broad mutation coverage
We believe that BDTX-1535 has the potential to treat newly diagnosed patients with EGFRm NSCLC as well as those with recurrent disease, based upon BDTX-1535’s ability to address greater than 50 classical and non-classical oncogenic driver mutations with greater potency than other EGFR tyrosine kinase inhibitors (TKI’s), as well as uniquely target the C797S resistance mutation which can be acquired after treatment with osimertinib. Historically, EGFR inhibitors have demonstrated significant clinical benefit in patients with classical EGFR activating mutations and are the current first-line standard of care. However, over time, almost all patients acquire resistance and relapse. Furthermore, up to half of all NSCLC patients either have CNS metastases at diagnosis or will develop them while on treatment, which contributes to increased resistance to treatment and a poor prognosis. The majority of first and second-generation EGFR inhibitors do not adequately penetrate the CNS. While the third-generation EGFR inhibitor osimertinib has been shown to exhibit some CNS penetration and delay the progression of CNS metastases, there are few options remaining to patients when resistance presents due to the acquired resistance mutation C797S or to “P-loop αC-helix compressing” mutations (PACC, a subset of non-classical mutations) that are insensitive to osimertinib. BDTX-1535 has been observed to be highly brain-penetrant in preclinical tumor models and in the clinical setting. There are presently no therapies approved for the treatment of patients with EGFRm NSCLC harboring the C797S mutation. BDTX-1535 received Fast Track Designation from the U.S. Food and Drug Administration (FDA) for the treatment of patients with EGFR mutant C797S-positive NSCLC whose disease has progressed on/after a third-generation EGFR TKI.
The increasing use of next-generation sequencing of newly diagnosed NSCLC tumors has revealed that 23-30% of EGFRm patients harbor one or more non-classical mutations. Based upon real-world evidence gathered in collaboration with Guardant Health, these patients have significant unmet medical needs. We presented real-world treatment outcomes for newly diagnosed NSCLC patients with non-classical EGFR mutations at the 2024 European Society for Medical Oncology (ESMO) Congress. The analyses allowed association with real-world treatment practices and therapeutic outcomes. The findings further demonstrated that current treatment practices for patients with non-classical mutations are heterogenous: 36% of patients received osimertinib or afatinib and 60% of patients received chemotherapy and/or immunotherapy. Time to treatment discontinuation for patients with non-classical mutations was < 8 months, which is much shorter than the > 14 months observed for patients with a classical mutation who were receiving osimertinib. Our preclinical data for BDTX-1535 showed greater potency against these non-classical mutations, including “P-loop αC-helix compressing” mutations (PACC), than currently available EGFR TKI’s that are used either off label or for a narrowly defined set of mutations in the first-line setting. In the first quarter of 2024, we initiated a Phase 2 trial in newly-diagnosed patients with non-classical mutations. Initial results from this trial in patients with newly-diagnosed EGFRm NSCLC are anticipated in the second quarter of 2025.

We have recently completed enrollment of BDTX-1535 in a Phase 2 clinical trial of 83 patients with EGFRm NSCLC in the second- and third-line settings. In the third quarter of 2024, we announced initial data from this trial demonstrating encouraging clinical responses and durability of BDTX-1535 in patients with recurrent EGFRm NSCLC. Based on pharmacokinetics, safety and tolerability data from the Phase 2 trial, the 200 mg daily dose of BDTX-1535 was selected for pivotal development, showing robust EGFRm target coverage and a favorable tolerability profile with no new safety signals observed. The majority of adverse events were mild or moderate, and no new safety signals were observed. The most common on-target treatment-related adverse events were rash (70%) and diarrhea (35%). There were two cases of grade 3 rash, and no reported cases of grade 4 rash or grade 3/4 diarrhea. Based on an August 2024 data cutoff, a preliminary overall response rate (ORR) of 42% was seen in 19 patients with known osimertinib resistance EGFR mutations (PACC “P-loop αC-helix compressing” and C797S mutations). Acquisition of C797S was frequently observed in patients who progressed following treatment with osimertinib. PACC mutations represent a structure-function group of non-classical oncogenic driver mutations which may accumulate or be acquired following treatment with osimertinib. Encouraging durability was noted with a duration of response (DOR) of approximately eight months or more in the first three patients who achieved a partial response (PR), while 14 of the 19 patients remained on treatment. We expect to present updated results from this trial in the second half of 2025.
In the second quarter of 2024, at the American Society of Clinical Oncology (ASCO) Annual Meeting, we presented preliminary results from the Phase 1 trial of BDTX-1535 in patients with relapsed/recurrent GBM, demonstrating encouraging duration of treatment and clinical activity, and a tolerability profile consistent with the initial safety data from the dose escalation portion of the Phase 1 trial. Our collaborators at the Ivy Brain Tumor Center also presented initial intratumoral pharmacokinetic data from a “window of opportunity” study in patients with recurrent high-grade glioma (HGG) with EGFR alterations and/or fusions at initial diagnosis. This study, also known as a Phase 0/1 “Trigger” trial, is sponsored by the Ivy Brain Tumor Center in Phoenix, Arizona. Initial results from this investigator-sponsored trial demonstrated that BDTX-1535 exceeded the pre-specified threshold for drug concentration in the brain tumor tissue and was generally well tolerated. In the fourth quarter of 2024, at the European Association of Neuro-Oncology (EANO) Annual Meeting and the Society of Neuro-Oncology (SNO) Annual Meeting, the Ivy Brain Tumor Center presented additional promising data from the trial which demonstrated that BDTX-1535 penetrates rarely accessible regions of glioblastoma and suppresses EGFR signaling in patient tumors. The study, sponsored by the Ivy Brain Tumor Center, is expected to expand into a “Phase 0/2” trial in newly diagnosed glioblastoma patients with EGFR alterations in the first quarter of 2025.
BDTX-4933: a highly selective, brain-penetrant RAF MasterKey inhibitor
BDTX-4933 is designed to be a potent and selective, reversible oral inhibitor that targets broad families of oncogenic BRAF, KRAS and NRAS alterations. BDTX-4933 selectively targets constitutively active RAF dimers resulting from either BRAF mutations or other upstream oncogenic MAPK pathway alterations, such as KRAS and NRAS alterations. In preclinical tumor models, we observed that BDTX-4933 demonstrated brain-penetrant activity and achieved regression of tumors carrying a broad spectrum of KRAS mutations, NRAS alterations, as well as BRAF Class I, II, and III mutations. We initiated a Phase 1 clinical trial for BDTX-4933 in the second quarter of 2023 in patients with BRAF and select KRAS and NRAS mutation-positive cancers, with an emphasis on patients with non-G12C KRAS mutant NSCLC.
In the fourth quarter of 2024, we announced we are deprioritizing BDTX-4933 and actively seeking partnerships for this asset, as we focus our resources on our lead program, BDTX-1535.
Early-stage programs
We are exploring partnership opportunities for our FGFR2/3 selective development candidate BDTX-4876.

Our strategy
Our vision is to build a differentiated, global biopharmaceutical company developing and commercializing novel medicines for patients with genetically defined tumors. We are advancing compounds that have been discovered through improved understanding of mutant protein conformations to (i) identify novel oncogenic driver mutations and (ii) target families of oncogenic mutations with MasterKey therapies to address a greater number of patients. Our strategy is to explore development of these compounds starting in later-line settings, and based on results, to expand development into early-line settings where patients with these mutations have few treatment options and well tolerated oral therapies have implicit advantages for patients as compared to intravenously administered chemotherapy, antibody, or conjugate-based therapies. The critical components of our strategy include:
•Generate Phase 2 clinical trial results for BDTX-1535 in patients with EGFRm NSCLC to enable a potential pivotal trial. We believe that the ability of BDTX-1535 to target approximately 50 oncogenic mutations that are not sufficiently addressed by existing therapies, as well as its oral administration and tolerability profile, offers significant potential to treat patients with EGFRm NSCLC. Based on initial clinical data from newly diagnosed patients anticipated in the second quarter of 2025, we plan to seek regulatory feedback on a potential registrational path for BDTX-1535 in first-line EGFRm NSCLC patients with non-classical mutations in the second half of 2025. We also expect to complete the evaluation of BDTX-1535 in patients with recurrent EGFRm NSCLC and explore potential combination opportunities to maximize the therapeutic potential of BDTX-1535 in the recurrent setting.
•Generate clinical data for BDTX-1535 in first-line patients with EGFR altered GBM to support a potential pivotal study. Based on results from the Phase 0/2 “window of opportunity” trial for BDTX-1535 in newly diagnosed patients with GBM with EGFR alterations anticipated to start in the first quarter of 2025, we anticipate planning for a potential pivotal trial of BDTX-1535 as a first-line treatment in that setting.
•Evaluate potential strategic partnerships to maximize the value of our pipeline and to provide non-dilutive funding for the further development of BDTX-1535. We are actively evaluating potential partnership opportunities for BDTX-4933, our Phase 1 clinical program targeting KRAS, NRAS and BRAF alterations. We are also exploring potential partnership opportunities and strategic alternatives for our FGFR program, BDTX-4876.
Our history and team
We were founded in 2014 and in 2017, together with Versant Ventures, we began building the MAP drug discovery engine to profile oncogenic mutations and create MasterKey Therapies. We have assembled a team with significant expertise in drug development, with particular strength in small molecule protein kinase inhibitors and advancement of oncology drug candidates through clinical trials and regulatory approval. Mark Velleca, M.D., Ph.D., our Chairman, President and Chief Executive Officer was previously the chief executive officer of G1 Therapeutics, Inc., where he led the advancement of multiple product candidates across several therapeutic areas, including its first therapy from investigational new drug (IND) filing to FDA approval. Elizabeth Buck, Ph.D., our Chief Scientific Officer, previously led preclinical pharmacology and oncology translational research at OSI Pharmaceuticals, Inc. Sergey Yurasov, M.D., Ph.D., our Chief Medical Officer, previously served as Chief Medical Officer at Nuvation Bio. Melanie Morrison, our Chief Development Officer, previously served as Senior Vice President, Program Management and Clinical Operations at Nuvation Bio. Brent Hatzis-Schoch, our Chief Operating Officer and General Counsel, was previously General Counsel at Radius Health, Inc. and Erika Jones, our Senior Vice President of Finance and Principal Financial and Accounting Officer, previously served as the Director of Finance at Axcella Health Inc.
Our product candidates and development programs
We have a pipeline of orally available, potent and selective small molecule MasterKey therapies that target genetic drivers in several cancers. We own worldwide commercial rights to all of our product candidates.

BDTX-1535: a brain-penetrant, mutant selective, irreversible EGFR MasterKey inhibitor targeting EGFR classical, non-classical, and acquired resistance mutations in NSCLC and EGFR mutations expressed in GBM
Background and limitations of current EGFR inhibitors
In NSCLC, EGFR inhibitors have demonstrated significant clinical benefit in patients with classical EGFR activating mutations (Exon19del, L858R) and are the current first-line standard of care. However, over time, almost all patients acquire resistance and relapse. For the third-generation EGFR inhibitor osimertinib, acquired resistance can be associated with the acquisition of a non-classical mutation (e.g., L747P, L718Q) or acquired resistance mutation C797S, against which osimertinib is inactive. Additionally, a subset of NSCLC patients at primary diagnosis harbor non-classical EGFR mutations, including complex mutations that are poorly addressed with current therapies. Furthermore, up to half of all NSCLC patients either have CNS metastases at diagnosis or will develop them while on treatment. The majority of first- and second-generation EGFR inhibitors do not adequately penetrate the CNS, and while third-generation, brain-penetrant EGFR inhibitors such as osimertinib may delay the progression of CNS metastases, there are few options remaining to patients when resistance inevitably arises. Thus, treatment for patients who carry non-classical mutations at diagnosis or patients who have progressed on current EGFR targeted agents with acquired resistance mutations, including for patients with brain metastases, remains an area of high unmet medical need in NSCLC.
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
EGFR is a potent oncogene commonly altered in many cancers, including NSCLC and GBM. EGFR mutations in NSCLC commonly impact the kinase domain, while in GBM they occur primarily in the extracellular domain. In cell-based assays, BDTX-1535 achieved potent inhibition of families of oncogenic EGFR mutations and selectivity versus normally expressed EGFR WT as compared to osimertinib. This includes classical, non-classical, acquired resistance, and complex mutations expressed in NSCLC. BDTX-1535 is not a potent inhibitor of Exon20 insertions or the T790M resistance mutation. In cell-based assays, BDTX-1535 achieved potent MasterKey inhibition of a family of oncogenic EGFR variants expressed in GBM and EGFR amplification with selectivity versus normally expressed EGFR WT.
Clinical development
The IND application for BDTX-1535 was cleared by the FDA in the first quarter of 2022, and the first-in-human clinical trial (BDTX1535-101) was also initiated in the first quarter of 2022. The Phase 1 dose escalation part of this trial enrolled patients harboring EGFR oncogenic alterations both in NSCLC and GBM and was completed in 2023. Clinical data from the dose escalation portion of the trial demonstrated promising clinical activity and a favorable tolerability profile for BDTX-1535 in the recurrent setting.
NSCLC
In the third quarter of 2023, we began the BDTX-1535 Phase 2 NSCLC clinical trial to assess ORR by RECIST 1.1 and DOR in patients with NSCLC in two initial cohorts: one cohort with the EGFR acquired resistance C797S mutation after progression on a third-generation EGFR TKI, and the other cohort in non-classical driver mutations (NCMs) after progression on an EGFR TKI, in each case with and without brain metastases.

In September 2024, we announced initial data from the Phase 2 trial demonstrating encouraging clinical responses and durability of BDTX-1535 in the second- and third-line settings. Based on pharmacokinetics, safety and tolerability data from the Phase 2 trial, the 200 mg daily dose of BDTX-1535 was selected for pivotal development, showing robust EGFRm target coverage and a favorable tolerability profile with no new safety signals observed consistent with data from the Phase 1 trial. The majority of adverse events were mild or moderate, and no new safety signals were observed. The most common on-target treatment-related adverse events were rash (70%) and diarrhea (35%). There were two cases of grade 3 rash, and no reported cases of grade 4 rash or grade 3/4 diarrhea. Based on an August 2024 data cutoff, a preliminary ORR of 42% was seen in 19 patients with known osimertinib resistance EGFR mutations (PACC “P-loop αC-helix compressing” and C797S mutations). Acquisition of C797S was frequently observed in patients who progressed following treatment with osimertinib. PACC mutations represent a structure-function group of non-classical oncogenic driver mutations which may accumulate or be acquired following treatment with osimertinib. Encouraging durability was noted with a DOR of approximately eight months or more in the first three patients who achieved a PR, while 14 of the 19 patients remained on treatment as of the cut-off date.
Data from September 23, 2024 disclosure; *Retrospective liquid and tissue biopsy NGS testing; Pt 2118 withdrew consent prior to first scan (see patient in swimmer plot); O-osimertinib; A- afatinib; C- carboplatin, Cis – cisplatin, Pem- pemetrexed; Pac- paclitaxel; B- bevacizumab; HER3-Dxd- patritumab deruxtecan;

Data from September 23, 2024 disclosure; N=19 in swimmer plot, including Pt 2118 who withdrew consent (WC) prior to first scan *Patient discontinued (pneumonitis)
We have recently completed enrollment of BDTX-1535 in 83 patients with recurrent EGFRm NSCLC, and expect to present updated results in the second half of 2025. We are also exploring potential combination opportunities for BDTX-1535 in the recurrent setting.
Following feedback from the FDA, in the first quarter of 2024, we also initiated a Phase 2 cohort in first-line patients with NSCLC harboring non-classical mutations. The cohort can enroll up to 40 patients at a 200 mg dose. Initial results from the first-line cohort are anticipated in the second quarter of 2025.
We intend to meet with FDA as results become available from the Phase 2 first-line cohort in patients with NSCLC to discuss a potential registrational path.
GBM
GBM is a difficult-to-treat, aggressive malignancy of the central nervous system. Standard therapy at diagnosis consists of surgical resection followed by radiation and chemotherapy. Prognosis remains poor, with only approximately 25% of newly diagnosed patients surviving two years or longer after diagnosis. At the time of diagnosis, approximately 52% of GBM tumors express one or more EGFR oncogenic alterations that affect the extracellular region of the receptor tyrosine kinase, consequently promoting oncogenic activation. We believe that current targeted therapies have been unsuccessful in treating GBM due to (i) the concurrent expression of different EGFR oncogenic alterations within individual patients, (ii) insufficient drug potency across different EGFR oncogenic alterations, (iii) paradoxical activation of mutant EGFR commonly found in GBM by earlier-generation inhibitors, and (iv) low levels of brain penetration. In preclinical models, we have shown that the mechanism of activation for these EGFR oncogenic alterations involves the formation of a constitutive dimer that exhibits a conformation, leading to ligand-independent signaling shared by a family of extracellular domain EGFR alterations expressed in GBM. BDTX-1535 was designed to overcome these challenges and address the significant unmet need for new treatments for patients with GBM.

In the fourth quarter of 2023, we announced dose escalation results in 22 patients with GBM demonstrating clinical activity in heavily pre-treated patients, including 1 confirmed partial response and 8 patients with stable disease among 19 patients with measurable disease by RANO criteria. Of 22 patients evaluable for efficacy, 3 patients were shown to be on therapy longer than 10 months, 1 patient longer than 6 months, and 5 patients longer than 4 months. Importantly, historical progression free survival (PFS) in this population is expected to last approximate 2-4 months. BDTX-1535 was shown to be generally well tolerated, with no new safety signals observed.
In the second quarter of 2024, at the ASCO Annual Meeting, we presented preliminary data from the Phase 1 trial of BDTX-1535 in patients with relapsed/recurrent GBM, demonstrating encouraging duration of treatment and clinical activity, and a tolerability profile consistent with the initial safety data from the dose escalation portion of the Phase 1 trial presented in 2023.
Also, in the second quarter of 2024, initial results were presented at the ASCO Annual Meeting from an investigator (Ivy Brain Tumor Center) sponsored “window of opportunity” trial of BDTX-1535 in patients with recurrent high-grade glioma with EGFR alterations and/or fusions at initial diagnosis and who underwent surgical intracranial tumor resection. The data presented demonstrated that BDTX-1535 exceeded the pre-specified threshold for drug concentration in the brain tumor tissue and was generally well tolerated with expected EGFR-mediated side effects. Additional promising results from this trial were presented by the investigator at the EANO and SNO meetings in the fourth quarter of 2024. The data demonstrated that BDTX-1535 penetrates rarely accessible regions of glioblastoma and suppresses EGFR signaling in patient tumors. In the first quarter of 2025, the program is expected to expand into a Phase 0/2 “window of opportunity” trial in newly diagnosed glioblastoma patients with EGFR aberrations.
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

In the fourth quarter of 2023, we presented mechanism of action data for BDTX-4933 at the European Organization for Research and Treatment of Cancer-National Cancer Institute-American Association for Cancer Research (EORTC-NCI-AACR) Symposium on Molecular Targeted and Cancer Therapeutics demonstrating that BDTX-4933 forms a “RAS/RAF clamp” by blocking activating RAS mutations upstream and locking it in an inactivated form. We believe this is a differentiated mechanism of action within the RAF and RAS landscape.
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
Clinical development
The IND for BDTX-4933 was cleared by the FDA in the first quarter of 2023 and, in the second quarter of 2023, we initiated a Phase 1 clinical trial for BDTX-4933 to evaluate the safety, tolerability, pharmacokinetics and preliminary anti-tumor activity of BDTX-4933 in RAF/RAS-mutant solid tumors. In the fourth quarter of 2024, we announced that we are deprioritizing BDTX-4933 and would seek partnerships to focus resources on our lead program, BDTX-1535.
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
BDTX-4876 is a MasterKey inhibitor of oncogenic FGFR 2 /3 mutations with selectivity versus FGFR1/4. In preclinical tumor models dose dependent tumor regression was demonstrated, and bone growth was also observed in a preclinical model supporting the potential development of BDTX-4876 in musculoskeletal dysplasia. We are currently exploring potential partnerships for further development of this program.

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
We face competition with respect to our current product candidate and will face competition with respect to our future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue targeted therapies for patients with genetically defined cancers. There are currently compounds approved and in development which target the EGFR pathway and against which we expect BDTX-1535 to compete, including:
•In patients with EGFR acquired resistance: combination of amivantamab, or Rybrevant, and lazertinib, or Lazcluze, which is marketed by Janssen Biotech, Inc.; patritumab deruxtecan, which is under development by Merck and Daiichi Sankyo Co.; datopotamab deruxtecan, which is developed by AstraZeneca and Daiichi Sankyo Co.; ivonescimab, which is under development by Summit Therapeutics and Akeso; TAS3351, which is under development by Taiho Oncology; BBT-207, which is under development by Bridge Biotherapeutics, Inc.; and JIN-A02, which is under development by J Ints Bio.
•In patients with EGFR non-classical mutations: afatinib, or Gilotrif, which is marketed by Boehringer Ingelheim and approved as first-line treatment of NSCLC patients with S768I, L861Q, and/or G719X mutations; osimertinib, or Tagrisso, which is marketed by AstraZeneca plc and is being prescribed off-label for NSCLC patients with exon 18 mutations; Furmonertinb, which is under development by Arrivent Biopharma and Shanghai Allist Pharmaceuticals; and ORIC-114, which is under development by ORIC Pharmaceuticals.
•In patients with EGFR alterations present in GBM: WSD-0922-FU, which is under development by Wayshine Biopharm International Ltd.; and TAS-2940, which is under development by Taiho Oncology, Inc.
In addition, there are other small molecule and precision oncology-focused companies with whom we may eventually compete, including Lilly Loxo Oncology; Voronoi, Inc.; Deciphera Pharmaceuticals, Inc. (acquired by Ono Pharmaceutical Co., Ltd.); Verastem, Inc.; Relay Therapeutics, Inc.; Taiho Oncology, Inc.; Bayer AG; and Incyte Corp.
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
All of our product candidates are small molecules and are manufactured via synthetic processes from available starting materials. The chemistry appears amenable to scale up and does not currently require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at third-party contract manufacturing organizations (CMOs).
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
As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents and any issued patents we may obtain do not guarantee us the right to practice our technology in relation to the commercialization of our products. We also cannot predict the breadth of claims that may be allowed or enforced in any patents we may own or in-license in the future. Any issued patents that we own, or may own or in-license in the future may be challenged, invalidated, circumvented or have the scope of their claims narrowed. For example, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the United States that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office (USPTO) to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us, which is highly unpredictable. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide.

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
As of February 28, 2025, we own ten U.S. provisional patent applications, six U.S. patent applications, and one issued U.S. patent. We also own seven Patent Cooperation Treaty (PCT) patent applications, 71 foreign patent applications, and two issued foreign patent. Any U.S. or foreign patent issuing from these patent applications would be scheduled to expire in 2039 to 2045, excluding any additional term for patent term adjustment or patent term extension, and assuming that conversions are timely made based upon U.S. provisional patent applications, that national phase entries are timely made based upon the pending PCT applications, and the payment of all applicable maintenance or annuity fees. Below is an overview of patent applications covering BDTX-1535, BDTX-4933, BDTX-4876, and our MAP drug discovery engine.
BDTX-1535
As of February 28, 2025, we own seven U.S. provisional patent applications, three U.S. patent applications, five PCT patent applications, 45 foreign patent applications, and two issued foreign patents that cover our non-small cell lung cancer and glioblastoma program, including the composition of matter for BDTX-1535, metabolites of BDTX-1535, formulation of BDTX-1535, polymorphs of BDTX-1535, as well as methods of using and making BDTX-1535. Any U.S. or foreign patent issued from these pending applications would be scheduled to expire between 2040 and 2045, assuming that conversions are timely made based upon U.S. provisional patent applications, and that national phase entries are timely made based upon the pending PCT applications, excluding any additional term for patent term adjustment or patent term extension.

BDTX-4933
As of February 28, 2025, we own six U.S. provisional patent applications, one U.S. patent application, one PCT patent application, and 16 foreign patent applications that cover our BRAF program, including the composition of matter for BDTX-4933, polymorphs of BDTX-4933, formulations of BDTX-4933, as well as methods of using and making BDTX-4933. Any U.S. or foreign patent issued from these pending applications would be scheduled to expire between 2042 and 2045, assuming that conversions are timely made based upon U.S. provisional patent applications, and that national phase entries are timely made based upon the pending PCT applications, excluding any additional term for patent term adjustment or patent term extension.
BDTX-4876
As of February 28, 2025, we own one U.S. patent application, one PCT patent application, and ten foreign patent applications that cover our FGFR program, including the composition of matter for BDTX-4876, polymorphs of BDTX-4876, as well as methods of using and making BDTX-4876. Any U.S. or foreign patent issued from these pending applications would be scheduled to expire between 2042 and 2044, assuming that conversions are timely made based upon U.S. provisional patent applications, and that national phase entries are timely made based upon the pending PCT applications, excluding any additional term for patent term adjustment or patent term extension.
MAP drug discovery engine
As of February 28, 2025, we own one U.S. patent application that covers our MAP drug discovery engine and the use thereof in developing and applying therapeutics. Any U.S. patent issued from this U.S. patent application would be scheduled to expire in 2040, excluding any additional term for patent term adjustment or patent term extension.
Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO are often significantly narrowed by the time they issue, if they issue at all. Any of our pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. Our provisional patent applications may never result in issued patents and are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing the related provisional patent application. If we do not timely file non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional and national stage patent applications relating to our provisional and PCT patent applications, we cannot predict whether any of our future patent applications for BDTX-1535, BDTX-4933, BDTX-4876, or any of our other product candidates or technology will result in the issuance of patents that effectively protect BDTX-1535, BDTX-4933, BDTX-4876, or our other product candidates or technology. If we do not successfully obtain patent protection, or, even if we do obtain patent protection, if the scope of the patent protection we or our potential licensors obtain with respect to BDTX-1535, BDTX-4933, BDTX-4876, or our other product candidates or technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to our Intellectual Property.”

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
Government regulation
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, including the European Union (EU), extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.
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

•approval by an Institutional Review Board (IRB) or independent ethics committee at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice (GCP) requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•submission to the FDA of a New Drug Application (NDA);
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
Rare pediatric disease designation and priority review vouchers
Under the FD&C Act, the FDA incentivizes the development of drugs that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher (PRV). A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. The FDA’s rare pediatric disease priority voucher program began to sunset on December 20, 2024, on failure to pass a continuing resolution package that included its reauthorization. Under the amended statutory sunset provisions, after December 20, 2024, the FDA may award a priority review voucher for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. Congress may vote to reauthorize this program, but its future remains unknown at this time.
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

Pediatric information and pediatric exclusivity
Under the Pediatric Research Equity Act (PREA), certain NDAs and certain supplements to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act (FDASIA) amended the FD&C Act to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (PSP) within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.
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
•On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law. In addition to provider payment cuts under Medicare, the American Rescue Plan Act of 2021 also eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
•In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law and includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 which began in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, including small molecule drugs; and require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, also including small molecule drugs.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” President Trump may issue new executive orders designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.
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
Some of our manufacturers are located outside of the United States. There is currently significant uncertainty about the future relationship between the U.S. and various other countries, including China, with respect to trade policies, treaties, government regulations and tariffs. Increased tariffs could potentially disrupt our existing supply chains and impose additional costs on our business. Additionally, it is possible further tariffs may be imposed that could affect imports of active pharmaceutical ingredients (APIs) used in our product candidates, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to such raw materials used in our product candidates. Given the unpredictable regulatory environment in China and the U.S. and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures in the future could occur with a corresponding detrimental impact on our business and financial condition.
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.
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
Government regulation of drugs outside of the United States
To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization or identification of an alternate regulatory pathway, manufacturing, commercial sales and distribution of our products. For instance, in the EU, medicinal products are subject to extensive pre- and post-market regulation by regulatory authorities at both the EU and national levels.

•Centralized procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opinion of the European Medicines Agency’s, (EMA), Committee for Medicinal Products for Human Use (CHMP), the European Commission issues a single marketing authorization valid across the EU, and in the additional countries of the European Economic Area (Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
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
The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. In the EU a medicinal product may be designated as orphan medicinal product if it meets the following criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) without the benefits derived from orphan status, it is unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product would be of significant benefit to those affected by that condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no MAA shall be accepted, and no marketing authorization shall be granted for a similar medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Otherwise, orphan medicine marketing exclusivity may be revoked only in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the marketing authorization holder of the authorized orphan product consents to a second product application; or (iii) the marketing authorization holder of the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
In May 2017, the EU adopted the Regulation (EU) 2017/746 on in vitro diagnostic medical devices, or IVDR, which became applicable on 26 May 2022 and repealed Directive 98/79/EC on in vitro diagnostic medical devices. Devices that comply with the requirements of the IVDR will be entitled to bear the CE conformity marking, indicating that the device conforms to the general safety and performance requirements of the IVDR, and, accordingly, can be commercially distributed throughout the EU (in-vitro diagnostic medical devices cannot be marketed in the EU without a CE Mark). The method of assessing conformity varies depending on the class of the product, but normally involves a third-party assessment by a “Notified Body”. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product.
Similar to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

In April 2014, new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, meaning no national implementing legislation is required. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the Clinical Trials Information Systems, or “CTIS”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by coordinated assessment of the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned), of the review of a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
All of the aforementioned EU rules are generally applicable in the European Economic Area (EEA), which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.
The collection and use of personal data in the EEA is governed by the General Data Protection Regulation (GDPR), which became effective on May 25, 2018. The GDPR has extraterritorial application and applies to organizations based outside the EEA that provide goods or services to residents in the EU. This expansion would incorporate any clinical trial activities in EU Members States. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EEA. GDPR grants individuals a number of data protection rights which they can exercise in relation to their personal information. Further, the GDPR enables individuals to claim damages for violations and introduces the right for non-profit organizations to bring claims on behalf of data subjects. Further, the GDPR imposes strict rules on the transfer of personal data out of the EEA to the United States or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or €20 million, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. In addition, further to the United Kingdom (UK)’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s EU (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
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

Brexit and the Regulatory Framework in the United Kingdom
The UK formally left the EU on January 31, 2020.
As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the UK government and the EC announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide MA will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU.
On January 1, 2024, the MHRA put in place a new international recognition framework which means that the MHRA may have regard to decisions on the approval of MA’s made by the EMA and certain other regulators when determining an application for a new UK MA. There is now no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the UK market, i.e., the prevalence of the condition in the UK (rather than the EU) must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the UK.
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
As of February 28, 2025, we had 24 full-time employees. Three of our employees have Ph.D. degrees, three have Pharm.D. degrees, and three have M.D. degrees. The following table shows the number of full-time employees as of February 28, 2025 engaged in either research and development or administrative functions. All of our employees are located in the United States.

Function	Employees
Research and development	13
Administrative	11
Total	24
None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
As of February 28, 2025, approximately 58% of the Company's workforce, and 57% of our employees in managerial roles, identified as female. As of February 28, 2025, approximately 13% of our workforce, and 13% of our employees in managerial roles, identified as racially or ethnically diverse.

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
Facilities
We lease a facility containing approximately 25,578 square feet of office space for our principal office, which is located at One Main Street, Cambridge, MA 02142. The lease expires on August 31, 2028, subject to an option to extend the lease for five additional years. In December 2022 we entered into a sublease for one floor, approximately 14,439 square feet, of our Cambridge, MA office space, which also terminates on August 31, 2028. We also lease approximately 18,120 square feet of office and laboratory space at 430 East 29th Street, New York, New York 10016. The lease expires on June 30, 2032, subject to an option to extend the lease for five additional years. In June 2024, we entered into a sublease for our office and laboratory space in New York, NY. The sublease terminates on June 30, 2026, with the option to extend to June 30, 2027.
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
Corporate Information
We were formed as an LLC in December 2014 and we converted to a corporation in September 2016 under the laws of the State of Delaware under the name ASET Therapeutics, Inc. On January 2, 2018, we changed our name to Black Diamond Therapeutics, Inc. Our principal executive offices are located at One Main Street, Cambridge, MA 02142, and our telephone number is 617-252-0848. As of December 31, 2024 we have one subsidiary, Black Diamond Therapeutics Security Corporation, which was incorporated in 2019. Our second subsidiary, Black Diamond Therapeutics (Canada) Inc., which was incorporated in 2018, was dissolved in October 2023.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering (IPO), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Effective as of December 31, 2025, the fifth anniversary of the closing of our IPO, we will no longer qualify as an “emerging growth company.”

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
Available Information
Our Internet address is www.blackdiamondtherapeutics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act are available through the “Investors & News” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report or any of our other securities filings unless specifically incorporated herein by reference. We have included our website address in this Annual Report solely as an inactive textual reference. Our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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
Risks related to the development of our product candidates
Risks related to clinical development
We are very early in our development efforts and are substantially dependent on our lead clinical-stage product candidate, BDTX-1535. If we are unable to advance BDTX-1535 or any of our future product candidates through clinical development, obtain regulatory approval and ultimately commercialize BDTX-1535 or any of our future product candidates, or experience significant delays in doing so, our business will be materially harmed.
We are very early in our development efforts. We are currently evaluating BDTX-1535 in a Phase 2 clinical trial in patients with EGFRm NSCLC, and an investigator sponsored Phase 0/1 trial in patients with GBM. We are evaluating partnership opportunities for our other clinical-stage product candidate, BDTX-4933, and for our development-stage product candidate, BDTX-4876. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of BDTX-1535 or one or more of our future product candidates. In addition, our drug development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our product candidates. The success of our product candidates will depend on several factors, including the following:
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
There is no guarantee that the results obtained in preclinical studies or our ongoing clinical trials of BDTX-1535 will be sufficient to obtain regulatory approval or marketing authorization. Negative results in the development of our lead product candidate may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates. Moreover, anti-tumor activity may be different in each of the different tumor types and for the different genetic mutations we plan on evaluating in the clinical trial and may differ from the results seen in our preclinical studies. Therefore, the tumor response may be low in patients with some cancers compared to others. This may result in discontinuation of development of a product candidate for patients with these tumor types and/or mutations due to insufficient clinical benefit while continuing development for a more limited population of patients more likely to benefit. As a consequence, we may have to negotiate with the FDA to reach agreement on defining the optimal patient population, study design and size in order to obtain regulatory approval, any of which may require significant additional resources and delay the timing of our clinical trials and ultimately the approval, if any, of any of our product candidates.
In addition, because we have limited financial and personnel resources and are placing significant focus on the development of our lead clinical-stage product candidate, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to those product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidates.
Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our Phase 2 clinical trial for BDTX-1535 or future product candidates with the genetic mutations these product candidates are designed to target.
Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are focused on patients with specific genetic mutations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, for BDTX-1535, we cannot be certain how many patients will have the genetic mutations that this product candidate is designed to target or that the number of patients enrolled for each mutation will suffice for regulatory approval and inclusion of each such mutation in the approved label. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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
We have limited experience as a company in conducting clinical trials. In part because of this limited experience, we cannot be certain that our ongoing preclinical studies and clinical trials will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations (CROs), and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. For BDTX-1535, we have entered into master services agreements with CROs to conduct our clinical trials. There can be no assurance that we will be able to negotiate and enter into any additional master services agreement with other CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.
Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, potency, purity and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.
Before obtaining regulatory approvals for the commercial sale of our product candidates, including BDTX-1535, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.
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
We submitted an IND for BDTX-1535 in December 2021, which was allowed by the FDA in the first quarter of 2022. However, we may not be able to file INDs for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.
Since the number of patients that we plan to dose in our Phase 2 clinical trial of BDTX-1535 is smaller than the number of patients that would be enrolled in a registration trial, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.
The number of patients that we plan to dose in our initial clinical trials is small. The preliminary results of clinical trials with smaller sample sizes can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of BDTX-1535, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial clinical trials.
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
Our lead product candidate is in early clinical development and its risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical studies and future clinical trials may not be successful.
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
Additionally, some of the clinical trials we conduct may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our Phase 2 clinical trial of BDTX-1535 in patients with EGFRm NSCLC included an open-label dosing design, the results from this clinical trial may not be predictive of future clinical trial results with this or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

We are conducting the clinical trial for our lead product candidate at clinical sites outside the United States, and the FDA and comparable foreign regulatory authorities may not accept such data from such clinical sites.
We are conducting the clinical trial for our lead product candidate at certain clinical sites outside the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
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
We or third parties upon whom we depend may be adversely affected by natural disasters, global health pandemics, armed conflicts, trade restrictions, or other business interruptions, and our business, financial condition and results of operations could be adversely affected.
The occurrence of unforeseen or catastrophic events, including extreme weather events and other natural disasters, man-made disasters, power shortages, telecommunications failures, or the emergence of epidemics or pandemics, depending on their scale, may cause different degrees of damage to the national and local economies and could cause a disruption in our operations, and those of our CROs, CMOs and other contractors and consultants, and have a material adverse effect on our financial condition and results of operations. Man-made disasters, pandemics, armed conflicts, trade restrictions, and other business disruptions or events connected with the regions in which we operate could have similar effects. If a natural disaster, health pandemic, or other event beyond our control occurred that prevented us from using all or a significant portion of our office and/or lab spaces, damaged critical infrastructure, such as our manufacturing facilities or our manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult for us to continue our business for a substantial period of time.
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
Legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays.
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
Product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Specifically for BDTX-1535, we expect competition primarily in the EGFRm NSCLC and GBM patient populations, including: combination of amivantamab, or Rybrevant®, and lazertinib or Lazcluze, which is marketed by Janssen Biotech, Inc.; patritumab deruxtecan, which is being developed by Merck & Co., Inc. and Daiichi Sankyo Co.; datopotamab deruxtecan, which is developed by AstraZeneca plc and Daiichi Sankyo Co.; ivonescimab, which is under development by Summit Therapeutics and Akeso; TAS3351, which is being developed by Taiho Oncology; BBT-207, which is being developed by Bridge Biotherapeutics, Inc.; JIN-A02, which is under development by J Ints Bio, afatinib, or Gilotrif® (Boehringer Ingelheim International GmbH) and approved as first-line treatment of NSCLC patients with S768I, L861Q, and/or G719X mutations; osimertinib, or Tagrisso® (AstraZeneca plc) which may be prescribed off-label for NSCLC patients with exon 18 mutations; furmonertinib, which is under development by Arrivent Biopharma and Shanghai Allist Pharmaceuticals; ORIC-114 which is being developed by ORIC Pharmaceuticals; WSD-0922-FU, which is under development by Wayshine Biopharm International Ltd.; and TAS-2940, which is under development by Taiho Oncology, Inc.
If our drug candidates, including BDTX-1535, are approved for the indications for which we are currently conducting or planning clinical trials, they will likely compete with the competitor drugs mentioned above and with other drugs that are currently in development. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see “Business—Competition.”
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
We have incurred significant net losses in each period since we commenced operations in December 2014. For the years ended December 31, 2024 and 2023, we reported net losses of $69.7 million and $82.4 million, respectively. As of December 31, 2024, we had an accumulated deficit of $487.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our clinical development activities and seek marketing approval for, our lead product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. However, we have estimated our current additional funding needs based on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For instance, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our equity or debt securities or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, changes in international trade relationships and military conflicts, potential for significant changes in U.S. policies or regulatory environment, high inflation, rising interest rates, international tariffs, future public health epidemics or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For example, there has been proposed U.S. legislation that may restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts.
We had cash, cash equivalents and investments of $98.6 million as of December 31, 2024. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations into the fourth quarter of 2026. Our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of discovery, preclinical development and clinical trials for our product candidates;
•the extent to which we enter into collaboration arrangements with regard to product discovery or acquire or in-license products or technologies;
•our ability to establish collaborations on favorable terms, if at all;
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
Risks related to government regulation
We are very early in our development efforts. Most of our product candidates are still in early clinical development. If we are unable to advance BDTX-1535 or any of our future product candidates through clinical development, obtain regulatory approval and ultimately commercialize BDTX-1535 or any of our future product candidates or experience significant delays in doing so, our business will be materially harmed.
We are very early in our development efforts, and most of our product candidates are still in early clinical or preclinical development. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of our product candidates, including the development of our lead clinical-stage product candidate, BDTX-1535. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development, approval and eventual commercialization of BDTX-1535 or one or more of our future product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. The success of our product candidates will depend on several factors, including the following:
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. Our most advanced product candidate, BDTX-1535, is currently in a Phase 2 clinical trial in patients with EGFRm NSCLC. Whether the results from our current and future clinical trials will suffice to obtain approval will be a review issue and the FDA may not grant approval and may require that we conduct one or more controlled, randomized Phase 3 clinical trials to obtain approval. There is limited experience of regulatory authorities outside of the United States with the approval of precision cancer medicines.
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
To obtain the requisite regulatory approvals to market and sell any of our product candidates, including BDTX-1535 and any other future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe and effective in humans. Our product candidates may fail to demonstrate efficacy in humans, and particularly across tumor types. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, the EMA or other comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.
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
We may seek orphan drug status for BDTX-1535 and some of our other future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

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
We may seek orphan drug designation for BDTX-1535 and some or all of our other future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these products. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations. For example, the FDA has expressed concerns regarding the regulatory considerations for orphan drug designation as applied to tissue agnostic therapies, and the FDA may interpret the FD&C Act and regulations promulgated thereunder in a way that limits or blocks our ability to obtain orphan drug designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.
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
We may seek Breakthrough Therapy designation for BDTX-1535 and some or all of our future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we may seek Breakthrough Therapy designation for BDTX-1535 and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive breakthrough therapy designation.
A Fast Track designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.
If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. BDTX-1535 received Fast Track Designation from the FDA for the treatment of patients with metastatic EGFRm C797S-positive NSCLC, without T790M mutation, whose disease has progressed on/after treatment with a third-generation EGFR TKI. We may seek Fast Track designation for BDTX-1535 for additional indications or certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our other proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even where we have received Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

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
The U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations.
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
If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
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
Since its enactment, there have been judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing constitutional challenges in the Fifth Circuit Court and the United States Supreme Court, and the Trump Administration issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business, especially given the new administration.
There have been legislative and executive efforts to fundamentally change or repeal parts of the ACA. While Congress has not passed repeal legislation to date, the Tax Cuts and Jobs Act of 2017 (TCJA), repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Additionally, the Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs effective January 1, 2020.
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
Inadequate funding for the FDA, other government agencies or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized inad a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA, other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, government shutdowns could impact our ability to access the public markets and obtain additional capital in the future in order to properly capitalize and continue our operations.
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
The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to reward improper performance generally is typically governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU. Payments made to physicians in certain EU Member States must be publicly disclosed.
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
Risks related to our intellectual property
Risks related to protecting our intellectual property
If we are unable to obtain and maintain patent and other intellectual property protection for BDTX-1535, BDTX-4933, BDTX-4876, and our other product candidates and technology, or any other product candidates or technology we may develop, or if the scope of intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize BDTX-1535 or any of our future product candidates or technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our product candidates, including BDTX-1535, BDTX-4933, BDTX-4876, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business, as well as successfully defending these patents against third-party challenges. If we do not adequately protect our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.
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
To protect our proprietary position, we plan to file patent applications in the United States and abroad relating to our product candidates that are important to our business; we may in the future also license or purchase patents or patent applications owned by others. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure or maintain patent protection with respect to BDTX-1535, BDTX-4933, BDTX-4876, or any other proprietary products and technology we develop, our business, financial condition, results of operations, and prospects would be materially harmed.
The U.S. provisional patent applications, the U.S. patent applications, or the PCT patent applications, and the foreign patent applications currently owned by us may never result in an issued patent. The U.S. provisional patent applications may not be eligible to become an issued patent until, among other things, we convert the U.S. provisional patent applications to one or more non-provisional patent applications within 12 months. If we do not timely convert the U.S. provisional patent applications to any non-provisional application, we may lose our priority date with respect to our U.S. provisional patent applications and any patent protection on the inventions disclosed in such U.S. provisional patent applications. The pending PCT patent application is not eligible to become an issued patent until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in such PCT patent application. While we intend to timely convert the U.S. provisional patent applications to one or more non-provisional patent applications and to timely file a national stage patent application relating to our PCT patent application, we cannot predict whether any of our future patent applications for BDTX-1535, BDTX-4933, BDTX-4876, or any of our other product candidates will result in the issuance of patents that effectively protect BDTX-1535, BDTX-4933, BDTX-4876, or our other product candidates. If we do not successfully obtain patent protection, or, even if we do obtain patent protection, if the scope of the patent protection we or our potential licensors obtain with respect to BDTX-1535, BDTX-4933, BDTX-4876, or our other product candidates and technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection with respect to BDTX-1535, BDTX-4933, BDTX-4876, and our other product candidates would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any of our current or future product candidates we may develop, one or more U.S. patents we may own or in-license in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following expiration of any patents that issue from our patent applications, and our business, financial condition, results of operations, and prospects could be materially harmed.
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
•a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, including BDTX-1535, BDTX-4933, or BDTX-4876, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;
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
We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our preclinical studies and clinical trials under agreements with us. We have to negotiate budgets and contracts with CROs, trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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
Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company or our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or if the previously proposed federal legislation known as the BIOSECURE Act or a similar law were to be enacted. In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators’ ability to manufacture or supply product candidates or advance our clinical development programs, which could materially and adversely affect our business and future prospects.
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
Risks related to managing growth and employee matters
Risks related to our employee matters
We are highly dependent on our key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, Chief Scientific Officer, Chief Development Officer, Chief Medical Officer, Chief Operating Officer and General Counsel, and Senior Vice President of Finance and Principal Financial and Accounting Officer. We face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.
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
Risks related to our business operations and growth
We may need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2024, we had 24 full-time employees. We may hire new employees to conduct our development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel to expand our operations. Future growth would impose significant added responsibilities on members of management, including:
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
The increasing use of social media platforms presents risks and challenges.
We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our product candidates, operations, or business may cause us to be found in violation of applicable legal or contractual requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, collaboration partners, and others, and which could have an adverse effect on our business, financial conditions and results of operations. Furthermore, negative posts or comments about us or our product candidates in social media could seriously damage our reputation, brand image and goodwill.
In addition, it is possible for individuals or groups to target companies with disruptive social media campaigns related to a request for access to unapproved drugs for patients with significant unmet medical need. If we experience a similar social media campaign regarding our decision to provide or not provide access to our product candidates under an expanded access policy, our reputation may be negatively affected and our business may be harmed.

We may fail to realize some or all of the anticipated benefits of the contribution of assets and license to Revelio Therapeutics, Inc.
The anticipated financial, strategic and other benefits of our contribution to Revelio Therapeutics, Inc. (Revelio), formerly known as Launchpad Therapeutics, Inc., of certain early discovery-stage antibody programs and license to our MAP drug discovery engine for certain large molecule therapies may not be achieved.
Risks related to tax
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (IRC), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, and may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2024, we had gross U.S. federal net operating loss carryforwards of $314 million, state net operating loss carryforwards of $208 million and U.S. federal research and development tax credit carryforwards of $12 million, each of which will begin to expire at various dates through 2036 and which could be limited if we experience an “ownership change.”
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

Based upon our common stock outstanding as of December 31, 2024, our executive officers, directors, and their affiliates beneficially owned a significant percentage of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.
We are currently an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act) enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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
Effective as of December 31, 2025, the fifth anniversary of the closing of our IPO, we will no longer qualify as an emerging growth company. As a result, commencing with our Annual Report on Form 10-K for the fiscal year ending December 31, 2025, we will no longer be eligible to take advantage of certain exemptions from various reporting requirements that are applicable to emerging growth companies.
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
Our general business strategy may be adversely affected by any such economic downturn, volatile business or political environment or continued unpredictable and unstable market conditions. For instance, the ongoing Ukraine-Russia and Israel-Hamas conflicts could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely or may rely in the future. Related sanctions, export controls or other actions may be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct or in the future may conduct business. Further, state-sponsored cyberattacks could expand as part of the conflict, which would adversely affect our and our suppliers' ability to maintain or enhance key cybersecurity and data protection measures. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, global trade disputes or political instability.
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
Increased attention to, and evolving expectations for, environmental, social, and governance (ESG) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Investor advocacy groups, certain institutional investors, investment funds, and other influential investors have increasingly focused on ESG practices and have placed increasing importance on the non-financial impacts of their investments. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of the Company, such initiatives may be costly and may not have the desired effect. Moreover, we may not be able to successfully complete such voluntary initiatives due to factors that are within or outside of our control. Even if this is not the case, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary.
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. In addition, in recent years “anti-ESG” sentiment has gained momentum across the United States, with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing diversity equity and inclusion (DEI) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm. Therefore, to the extent we take actions that are seen as positive to some investors, other investors may take issue with such actions or face regulatory pressure to refrain from investing in, or divest from, our business. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, which may adversely impact our operations.
In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting. The new climate disclosure rules were the subject of multiple legal challenges, and the SEC voluntarily stayed the climate disclosure rules pending the completion of judicial review. Therefore, it is unknown whether the new rules will go into effect and if they do, whether there will be significant changes. If the new rules go into effect and are not substantially different than the rules adopted by the SEC, we may be required to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. Even if the SEC rules are not adopted, states or ex-U.S. jurisdictions in which we currently or may in the future operate may also have or adopt ESG or climate-related disclosure rules requiring similar or broader disclosure obligations. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our business partners may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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
Our amended and restated bylaws designate a certain court as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. In addition, our amended and restated bylaws will provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clause in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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
In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to the processing of sensitive data (such as health data), where required by GDPR obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requiring data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
The GDPR provides that EEA Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States. We are subject to evolving and strict rules on the transfer of personal data out of the EEA to third countries such as the United States. Unless the destination country is an adequate country (as recognized by the European Commission), we may be required to incorporate a GDPR transfer mechanism (such as the European Commission approved standard contractual clauses (SCCs)) into our agreements with third parties to govern transfers of personal data outside the EEA. The SCCs may also impact our business as companies based in the EEA may be reluctant to utilize the new clauses to legitimize transfers of personal data to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new SCCs impose upon exporters. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (Framework), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. The Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden increases our overall risk exposure.

In addition, further to the UK’s exit from the EU, the UK’s EU (Withdrawal) Act 2018 incorporated the GDPR into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The transfer of personal data outside of the UK is not subject to the new forms of SCCs but the UK has issued its own transfer mechanism – the UK international data transfer agreement – which, like the SCCs, requires exporters to carry out a transfer impact assessment. In addition, there has been an extension to the Framework to cover UK transfers to the United States. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill (or the UK Bill) into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime. This may lead to additional compliance costs and could increase our overall risk.
In the U.S., federal and state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act (CCPA) gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the law created a new state regulatory agency that is responsible for implementing and enforcing the CCPA. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

Similar laws have been passed in numerous other states. Although many of the existing state privacy laws exempt clinical trial information and health information governed by HIPAA, future privacy and data protection laws may be broader in scope. Additionally, other states have proposed similar new privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition to these comprehensive consumer privacy laws and proposals, a number of other states have passed or proposed more limited privacy laws that focus on specific privacy issues such as biometric data and the privacy of health and medical information, such as Washington state’s My Health My Data Act, which has a private right of action that further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and New York is advancing its own consumer health privacy law. At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information. Moreover, the FTC’s expanded interpretation of a “breach” under its Health Breach Notification Rule could impose new disclosure obligations that would apply in the event of a qualifying breach. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.
Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs. Compliance with these new regulations may require us to implement due diligence obligations and analysis of access to data by our employees, vendors and business partners.
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

Furthermore, as we have begun to conduct trials in Korea, we are also subject to local Korean laws and regulations relating to privacy and use of confidential information of trial subjects, including, the Personal Information Protection Act and related legislation, regulations and orders (the PIPA). PIPA requires consent by the individuals with respect to the use of his or her data and requires the persons responsible for management of personal data to take the necessary technological and managerial measures to prevent data breaches and, among other duties, to notify the Personal Information Protection Commission of any data breach incidents within 24 hours. Failure to comply with PIPA in any manner may subject these persons responsible to personal liability for not obtaining such consent in an appropriate manner or for such breaches, including even negligent breaches, and violators face varying penalties ranging from monetary penalties to imprisonment. We strive to take the necessary technological and managerial measures to comply with PIPA, however despite these efforts to comply with PIPA, these rules are complex and evolving, subject to interpretation by government regulators which may change over time and therefore we are subject to the risk of claims by regulators of failure to comply with PIPA. Any failure, or perceived failure, by us to comply with such policies, laws, regulations, and other legal obligations and regulatory guidance could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions, including criminal proceedings, against us and certain of our executive officers by governmental entities or others or other liabilities. Any such claim, proceeding, or action, could hurt our reputation, brand, and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and merchants, and could have an adverse effect on our business, financial condition, and results of operations.
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
In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. As a result, the Department of Defense funding levels have fluctuated and have been difficult to predict. Future spending levels are subject to a wide range of factors, including Congressional action. In addition, in the past, U..S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions.
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
The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.
In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U. S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
Risks related to cybersecurity
We may be unable to adequately protect our information systems from cyberattacks, security incidents, or compromises, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product development efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Like other companies in our industry, we, and our third party vendors, have experienced, and will continue to experience, cybersecurity threats and incidents relating to our information technology systems and infrastructure. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.
Some cyber security incidents may be very difficult to prevent. For example, supply chain incidents involving previously unknown vulnerabilities in widely-used software are becoming increasingly common. While we are not currently aware of any impact from supply chain vulnerabilities, there is residual risk that we may experience security threats from such supply chain vulnerabilities in the future.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Governance Related to Cybersecurity Risks
Our board of directors has overall oversight responsibility for our risk management, and delegates its oversight of risk assessment and management guidelines to the audit committee of the board of directors. Members of the audit committee receive periodic updates from senior management regarding matters of cybersecurity. These discussions may include updates on management’s efforts to address and mitigate cybersecurity risks, cybersecurity incidents (if any), and the status of key information security initiatives.
Under the oversight of our Chief Executive Officer (CEO) and executive management team, we have constituted an Information Technology (IT) Steering Committee that has primary responsibility for overseeing our management of cybersecurity risks. The IT Steering Committee is chaired by our Chief Operating Officer and General Counsel, supported by an external IT consultant who operates as our Head of Information Technology (Head of IT) and an external cybersecurity firm. Other members of the IT Steering Committee include representatives from clinical development, technical operations, finance, human resources, business operations and legal.
Our Head of IT, working with our third-party cybersecurity firm, Chief Operating Officer and General Counsel, and the IT Steering Committee, assesses and manages our cybersecurity threat management processes. Our Head of IT has 34 years of information technology experience, building and leading teams in the pharmaceutical and biotechnology industries, and has worked with a variety of institutions to implement, manage, and scale the information technology function, including cybersecurity programs. These entities have included publicly-traded companies and smaller startups. His experience also includes developing and maintaining tools and processes to protect internal networks, research and clinical databases, and supplier payment information and financial systems.
The IT Steering Committee meets as circumstances warrant, to discuss and monitor prevention, detection, mitigation and remediation of risks from cybersecurity threats. The Head of IT provides updates to the Chief Operating Officer and General Counsel who communicates with the executive management team, and, as needed, the Audit Committee, on cybersecurity developments.
In addition, our IT Security Team is responsible for reviewing the results of our cybersecurity assessments and related cybersecurity strategies as well as emerging threats in the cybersecurity landscape. The IT Security Team meets regularly and includes members from our cybersecurity firm and internal IT team.
Cyber Risk Management and Strategy
Under the guidance of the IT Steering Committee, Chief Operating Officer and General Counsel, and Head of IT, we have adopted cybersecurity risk management processes that are designed to address the identification of assets potentially at risk from cybersecurity threats, identification of potential sources of cybersecurity threats, assessment of protections to address cybersecurity threats, and the management of cybersecurity risks.
Under the direction of our Chief Operating Officer and General Counsel, working with our Head of IT, we have engaged a third-party cybersecurity firm, which provides cybersecurity support services for governance and security operations. Our cybersecurity firm is responsible for monitoring our information systems and implementing procedures to mitigate cyber risks. The cybersecurity firm keeps the Company apprised of threats in the cybersecurity landscape through various means, including through threat intelligence and research sources, discussions with industry peers, security alerts, and security conferences and events, as appropriate.

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
We also lease approximately 18,120 square feet of office and laboratory space at 430 East 29th Street, New York, New York 10016. The lease expires on June 30, 2032, subject to an option to extend the lease for five additional years. In June 2024, we entered into a sublease for our office and laboratory space in New York, NY. The sublease terminates on June 30, 2026, with the option to extend to June 30, 2027. We believe that our current facilities are sufficient to meet our current and near term needs.
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
Holders of Our Common Stock
As of March 6, 2025, there were approximately 26 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our registered equity securities during the period covered by this Annual Report.
Item 6. Reserved
Not applicable.

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
Overview
We are a clinical-stage oncology company developing MasterKey therapies that target families of oncogenic mutations in patients with cancer. The foundation of our company is built upon a deep understanding of cancer genetics, onco-protein structure and function, and medicinal chemistry. Our MasterKey therapies are designed to address a broad spectrum of genetically defined tumors, overcome resistance, minimize wild-type mediated toxicities, and be brain-penetrant to treat central nervous system (CNS) disease. Our compounds target families of oncogenic mutations in clinically validated pathways. Our lead clinical-stage program, BDTX-1535, is a brain-penetrant, fourth-generation epidermal growth factor receptor (EGFR) MasterKey inhibitor targeting epidermal growth factor receptor mutant (EGFRm) non-small cell lung cancer (NSCLC) and glioblastoma (GBM). In October 2024, we announced a corporate restructuring plan to prioritize our resources on advancing BDTX-1535 into pivotal development. We are actively evaluating partnership opportunities for a second clinical-stage program, BDTX-4933, a brain-penetrant, RAF MasterKey inhibitor targeting KRAS, NRAS and BRAF alterations in solid tumors.
We believe that our clinical-stage lead product candidate, BDTX-1535, has the potential to treat newly diagnosed patients with EGFRm NSCLC, as well as those with recurrent disease, based upon BDTX-1535’s ability to address greater than 50 classical and non-classical oncogenic driver mutations with greater potency than other EGFR tyrosine kinase inhibitors (TKIs), as well as uniquely target the C797S resistance mutation which can be acquired after treatment with osimertinib. BDTX-1535 was shown to be well tolerated and achieve durable clinical responses in our Phase 1 trial in patients with recurrent EGFRm NSCLC whose tumors expressed a range of mutation subtypes, including the acquired C797S resistance mutation and a broad spectrum of non-classical mutations. We are currently evaluating BDTX-1535 in a Phase 2 clinical trial in the first-line setting in patients with EGFRm NSCLC harboring non-classical EGFR mutations. Initial results from the first-line cohort are anticipated in the second quarter of 2025.
We recently completed enrollment of BDTX-1535 in a Phase 2 clinical trial of 83 patients with EGFRm NSCLC in the second- and third-line settings. In September 2024, we announced initial Phase 2 data from this trial demonstrating encouraging clinical responses and durability of BDTX-1535. The 200 mg daily dose of BDTX-1535 was selected for pivotal development, showing robust EGFRm target coverage and a favorable tolerability profile with no new safety signals observed. Based on an August 2024 data cutoff, a preliminary overall response rate (ORR) of 42% was seen in 19 patients with known osimertinib resistance EGFR mutations (PACC “P-loop αC-helix compressing” and C797S mutations). Acquisition of C797S was frequently observed in patients who progressed following treatment with osimertinib. PACC mutations represent a structure-function group of non-classical oncogenic driver mutations which may accumulate or be acquired following treatment with osimertinib. Encouraging durability was noted with a duration of response (DOR) of approximately eight months or more in the first three patients who achieved a partial response (PR), while 14 of the 19 patients remained on treatment. We expect to present updated results from this trial in the second half of 2025 and are exploring potential combination opportunities for BDTX-1535 in the recurrent setting.

In June 2024, at the American Society of Clinical Oncology (ASCO) Annual Meeting, we presented preliminary data from the Phase 1 trial of BDTX-1535 in patients with relapsed/recurrent GBM, demonstrating encouraging duration of treatment and clinical activity, and a tolerability profile consistent with the initial safety data from the dose escalation portion of the Phase 1 trial presented in 2023. At the June 2024 ASCO meeting, our collaborators at the Ivy Brain Tumor Center also presented initial intratumoral pharmacokinetic data from a “window of opportunity” study in patients with recurrent high-grade glioma (HGG) with EGFR alterations and/or fusions at initial diagnosis. This study, also known as a Phase 0/1 “Trigger” trial, is sponsored by the Ivy Brain Tumor Center. Initial results from this trial demonstrated that BDTX-1535 exceeded the pre-specified threshold for drug concentration in the brain tumor tissue and was generally well tolerated with expected EGFR-mediated side effects. Additional promising results from this trial were presented by the Ivy Brain Tumor Center at the European Association of Neuro-Oncology (EANO) meeting in October 2024 and at the Society of Neuro-Oncology (SNO) Annual Meeting in November 2024. The data demonstrated that BDTX-1535 penetrates rarely accessible regions of glioblastoma and suppresses EGFR signaling in patient tumors. In the first quarter of 2025, the program is expected to expand into a Phase 0/2 “window of opportunity” trial in newly diagnosed glioblastoma patients with EGFR aberrations.
Our second clinical-stage asset, BDTX-4933, is designed to be a potent and selective, reversible oral inhibitor that targets broad families of oncogenic BRAF, KRAS and NRAS alterations. BDTX-4933 selectively targets constitutively active RAF dimers resulting from either BRAF mutations or other upstream oncogenic MAPK pathway alterations, such as KRAS and NRAS alterations. In preclinical tumor models, we observed that BDTX-4933 demonstrated brain-penetrant activity and achieved regression of tumors carrying a broad spectrum of KRAS mutations, NRAS alterations, as well as BRAF Class I, II, and III mutations. We initiated a Phase 1 clinical trial for BDTX-4933 in the second quarter of 2023 in patients with BRAF and select KRAS and NRAS mutation-positive cancers, with an emphasis on patients with non-G12C KRAS mutant NSCLC. In October 2024, we announced we are actively seeking partnerships for this asset as we deprioritize the BDTX-4933 program in RAF/RAS-mutant solid tumors and focus resources on our lead program BDTX-1535.
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
To date, we have funded our operations with proceeds from the sale of common stock and preferred stock. Since inception, we have incurred significant operating losses. Our net losses were $69.7 million and $82.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $487.1 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
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
As of December 31, 2024, we had cash, cash equivalents and investments of $98.6 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
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

•other costs related to the conduct of preclinical studies, and clinical trials, including acquiring and manufacturing materials, manufacturing validation batches, fees to investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development support services;
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
Our direct external research and development expenses consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses also include fees incurred under license, acquisition and option agreements. We do not allocate employee costs, costs associated with our development efforts, and facilities, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and, therefore, we do not track their costs by program.
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
We anticipate that our general and administrative expenses will increase in the future as we support continued development of our product candidates and prepare for potential commercialization activities. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.
Other income (expense)
Other income (expense) consists primarily of interest income earned on our cash equivalents and investment balances, sublease income, and realized and unrealized foreign currency transaction gains and losses.

Results of operations
Comparison of the years ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$51,312	$59,350	$(8,038)
General and administrative	27,469	27,110	359
Total operating expenses	78,781	86,460	(7,679)
Loss from operations	(78,781)	(86,460)	7,679
Other income (expense):
Interest income	2,182	1,924	258
Other income (expense)	6,923	2,094	4,829
Total other income (expense), net	9,105	4,018	5,087
Net loss	$(69,676)	$(82,442)	$12,766
Research and development
Research and development expenses were $51.3 million for the year ended December 31, 2024, compared to $59.4 million for the year ended December 31, 2023. The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
BDTX-1535 research and development expenses	$24,378	$21,141	$3,237
BDTX-4933 research and development expenses	4,613	6,342	(1,729)
Other research and development expenses	2,515	7,916	(5,401)
Personnel expenses	15,331	18,408	(3,077)
Allocated facility expenses	3,499	3,605	(106)
Other expenses	976	1,938	(962)
	$51,312	$59,350	$(8,038)
The decrease of $8.0 million was primarily due to an increase of $3.2 million related to the progression of our clinical trial for BDTX-1535, offset by decreased spend relating to BDTX-4933 of $1.7 million as clinical startup and non-clinical activities completed as well as a decrease in other research and development of $5.4 million due to reduced spending on early discovery projects as we deepened our focus on our clinical-stage assets, compared to the year ended December 31, 2023. In addition, personnel expenses decreased by $3.1 million as we continue to capitalize on workforce efficiencies to focus on advancing and optimizing development plans for BDTX-1535.
General and administrative
General and administrative expenses were $27.5 million for the year ended December 31, 2024, compared to $27.1 million for the year ended December 31, 2023. The increase of $0.4 million was primarily related to one-time restructuring costs.

Other income (expense)
Other income was $9.1 million for the year ended December 31, 2024, compared to $4.0 million for the year ended December 31, 2023. The increase of $5.1 million was primarily attributable to accretion on investments increasing at a higher rate in 2024 compared to 2023 as well as an increase in sublease income due to signing an additional sublease in 2024.
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
On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of our common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through December 31, 2024, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of December 31, 2024, we had cash, cash equivalents and investments of $98.6 million.
On November 14, 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC, which covers the offering, issuance and sale of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500.0 million. We simultaneously entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by us of up to $150.0 million of our common stock, or the Shares, from time to time through Jefferies as our sales agent (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of December 31, 2024, we sold 4,490,853 shares of our common stock pursuant to the ATM Program, resulting in gross proceeds to us of approximately $25.0 million ($24.5 million net of offering costs).
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

Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year ended December 31,
	2024	2023
Cash used in operating activities	$(62,303)	$(66,717)
Cash provided by investing activities	16,968	16,346
Cash provided by financing activities	25,547	71,932
Net increase (decrease) in cash and cash equivalents	$(19,788)	$21,561
Operating activities
During the year ended December 31, 2024, we used cash in operating activities of $62.3 million, primarily resulting from our net loss of $69.7 million, partially offset by the non-cash charge related to stock compensation expense of $10.6 million, an increase in accretion on investments, and an increase in accounts payable.
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
Changes in accounts payable and accrued expenses in all periods were generally due to ongoing development of our product candidates and the timing of vendor invoicing and payments.
Investing activities
During the year ended December 31, 2024, we had cash provided by investing activities of $17.0 million primarily from the sales and maturities of investments, netted against our purchase of investments.
During the year ended December 31, 2023, we had cash provided by investing activities of $16.3 million primarily from the sales and maturities of investments.
Financing activities
During the year ended December 31, 2024, we had cash provided by financing activities of $25.5 million, consisting of proceeds from the sale of shares of our common stock pursuant to the ATM Program as well as exercises of stock options and participation in the employee stock purchase plan.
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
As of December 31, 2024, we had cash, cash equivalents and investments of $98.6 million, which we believe will fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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
Effective as of December 31, 2025, the fifth anniversary of the closing of our IPO, we will no longer qualify as an “emerging growth company.” As a result, commencing with our Annual Report on Form 10-K for the fiscal year ending December 31, 2025, we will no longer be eligible to take advantage of certain exemptions from various reporting requirements that are applicable to emerging growth companies.
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

Item 8. Consolidated Financial Statements and Supplementary Data
BLACK DIAMOND THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Black Diamond Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Black Diamond Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Emphasis of Matter
As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 1.

/s/	PricewaterhouseCoopers LLP

Boston, Massachusetts
March 6, 2025
We have served as the Company’s auditor since 2019.

Black Diamond Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$36,437	$56,221
Investments	62,138	75,179
Prepaid expenses and other current assets	2,601	2,634
Total current assets	101,176	134,034
Property and equipment, net	1,387	1,730
Restricted cash	819	823
Right-of-use assets	19,009	21,980
Other non-current assets	249	—
Total assets	$122,640	$158,567
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,007	$2,324
Accrued expenses and other current liabilities	16,566	17,322
Total current liabilities	20,573	19,646
Non-current operating lease liability	18,782	22,185
Total liabilities	39,355	41,831
Commitments and contingencies (Note 12)	—	—
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares and 10,000,000 shares authorized at December 31, 2024 and 2023, respectively; no shares issued or outstanding at December 31, 2024 and 2023	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at December 31, 2024 and 500,000,000 shares authorized at December 31, 2023; 56,644,655 shares issued and outstanding at December 31, 2024 and 51,645,557 shares issued and outstanding at December 31, 2023	7	7
Additional paid-in capital	570,361	534,187
Accumulated other comprehensive income (loss)	24	(27)
Accumulated deficit	(487,107)	(417,431)
Total stockholders' equity	83,285	116,736
Total liabilities and stockholders' equity	$122,640	$158,567

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$51,312	$59,350
General and administrative	27,469	27,110
Total operating expenses	78,781	86,460
Loss from operations	(78,781)	(86,460)
Other income (expense):
Interest income	2,182	1,924
Other income (expense)	6,923	2,094
Total other income (expense), net	9,105	4,018
Net loss	$(69,676)	$(82,442)
Net loss per share, basic and diluted	$(1.27)	$(1.88)
Weighted average common shares outstanding, basic and diluted	55,028,371	43,954,649

Comprehensive loss:
Net loss	$(69,676)	$(82,442)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments, net	51	1,797
Comprehensive loss	$(69,625)	$(80,645)

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(69,676)	$(82,442)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,627	9,604
Depreciation expense	343	437
(Accretion) amortization on investments	(3,782)	(1,174)
Non-cash rent expense	2,971	2,814
Loss on disposal of property and equipment	—	358
Gain on sale of property and equipment	(94)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	33	2,265
Other non-current assets	(249)	—
Accounts payable	1,683	597
Accrued expenses and other current liabilities	(756)	3,938
Non-current operating lease liability	(3,403)	(3,114)
Net cash used in operating activities	(62,303)	(66,717)

Cash flows from investing activities:
Purchases of equipment	—	(33)
Proceeds from disposal of equipment	94	95
Proceeds from sales and maturities of investments	139,750	78,171
Purchases of investments	(122,876)	(61,887)
Net cash provided by investing activities	16,968	16,346

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP	1,053	82
Proceeds from issuance of common stock, net of issuance costs	24,494	71,850
Net cash provided by financing activities	25,547	71,932
Net (decrease) increase in cash and cash equivalents	(19,788)	21,561
Cash, cash equivalents and restricted cash, beginning of year	57,044	35,483
Cash, cash equivalents and restricted cash, end of year	$37,256	$57,044

Cash and cash equivalents, end of year	$36,437	$56,221
Restricted cash, end of year	819	823
Cash, cash equivalents and restricted cash, end of year	$37,256	$57,044

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - December 31, 2022	36,434,297	$5	$452,503	$(1,824)	$(334,989)	$115,695
Issuance of common stock	15,000,000	2	71,998	—	—	72,000
Exercise of common stock options	5,370	—	20	—	—	20
Vesting of restricted stock units	90,872	—	—	—	—	—
Surrender of shares for taxes	(18,457)	—	(46)	—	—	(46)
Issuance of common stock related to ESPP	69,005	—	108	—	—	108
Stock-based compensation	64,470	—	9,604	—	—	9,604
Unrealized gains (loss) on investments	—	—	—	1,797	—	1,797
Net loss	—	—	—	—	(82,442)	(82,442)
BALANCE - December 31, 2023	51,645,557	$7	$534,187	$(27)	$(417,431)	$116,736
Issuance of common stock	4,490,853	—	24,494	—	—	24,494
Exercise of common stock options	341,983	—	798	—	—	798
Vesting of restricted stock units	19,449	—	—	—	—	—
Surrender of shares for taxes	(4,696)	—	(25)	—	—	(25)
Issuance of common stock related to ESPP	114,102	—	280	—	—	280
Stock-based compensation	37,407	—	10,627	—	—	10,627
Unrealized gains (loss) on investments	—	—	—	51	—	51
Net loss	—	—	—	—	(69,676)	(69,676)
BALANCE - December 31, 2024	56,644,655	$7	$570,361	$24	$(487,107)	$83,285

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
On November 14, 2022, the Company filed a shelf registration statement on Form S-3 (the Shelf Registration Statement), with the Securities and Exchange Commission (the SEC), which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum offering price of $500 million. The Company simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by the Company of up to $150 million of its common stock from time to time through Jefferies (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. As of December 31, 2024, the Company sold 4,490,853 shares of its common stock pursuant to the ATM Program, resulting in gross proceeds to the Company of approximately $25.0 million ($24.5 million net of offering costs).
On July 5, 2023, the Company completed an underwritten public offering (the Follow-on Offering) of 15,000,000 shares of the Company’s common stock at a price to the public of $5.00 per share. The aggregate net proceeds from the Follow-on Offering totaled approximately $71.9 million, after deducting underwriting discounts and commissions.
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Historically, the Company has funded its operations primarily with proceeds from the sale of common stock and preferred stock. The Company has had recurring losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $487.1 million as of December 31, 2024. The Company expects to continue to generate operating losses for the foreseeable future.
As of March 6, 2025, the issuance date of the consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these audited consolidated financial statements.

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

Cash and cash equivalents
The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At December 31, 2024 and 2023, cash and cash equivalents includes cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.
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

Equity method investments are reviewed for indicators of other-than-temporary impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. The Company presents income/losses from equity investments and any impairment related to equity method investments as losses from investments in equity method investees on the consolidated statements of operations and comprehensive loss. The carrying value of the Company’s equity method investment was zero as of December 31, 2024, therefore, an impairment assessment is not required. See Note 6 to our consolidated audited financial statements for additional information on the Company’s equity method investment.
Restricted cash
In connection with its operating lease commitments, the Company maintains certain balances for security deposits that are classified as restricted cash on the consolidated balance sheets. As of December 31, 2024 and 2023, the Company had $819 and $823, respectively, of restricted cash, which has been classified as a non-current asset on the consolidated balance sheet.
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
Segment information
The Company manages its operations as a single operating segment and single reportable segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is the development of selective medicines for patients with genetically defined cancers driven by oncogenes activated by allosteric mutations.
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
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For purposes of this calculation, outstanding options, unvested restricted common stock and shares issuable under the employee stock purchase plan are considered potentially dilutive common stock and are excluded from the computation of net income (loss) per share when their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2024 and 2023.

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
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. The standard also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires all segment disclosures to be provided on an annual and interim basis. The Company adopted ASU 2023-07 for its annual reporting period ending on December 31, 2024 and applied the amendments retrospectively. See Note 14 for the required segment disclosures.
Recently issued accounting pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance transparency into the nature and function of expenses. The amendments require that on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation, amortization and depletion. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company will evaluate the impact of the guidance on its financial statements in advance of the adoption date.

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
3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at December 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$35,345	$—	$—	$35,345
Investments:
Commercial paper	—	34,914	—	34,914
Corporate bonds	—	27,224	—	27,224
Total	$35,345	$62,138	$—	$97,483

	Fair value measurements at December 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$30,803	$—	$—	$30,803
Investments:
Commercial paper	—	44,871	—	44,871
Corporate bonds	—	30,308	—	30,308
Total	$30,803	$75,179	$—	$105,982
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
There were no transfers in or out of Level 3 categories in the periods presented.

4. INVESTMENTS
As of December 31, 2024, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$34,900	$19	$(5)	$34,914
Corporate bonds	27,214	24	(14)	27,224
Total	$62,114	$43	$(19)	$62,138
As of December 31, 2023, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$44,880	$4	$(13)	$44,871
Corporate bonds	30,326	—	(18)	30,308
Total	$75,206	$4	$(31)	$75,179
As of December 31, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less.
As of December 31, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less.
As of December 31, 2024 and 2023, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. In assessing the value of these securities, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company also determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2024 and 2023.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	December 31,
	2024	2023
Furniture and fixtures	$17	$17
Leasehold improvements	2,512	2,512
Property and equipment	2,529	2,529
Less: accumulated depreciation	(1,142)	(799)
Total Property and Equipment, net	$1,387	$1,730

Depreciation expense for the years ended December 31, 2024 and 2023 was $343 and $437, respectively.

6. EQUITY METHOD INVESTMENT
In December 2022, the Company received 9,000,000 shares of common stock in a newly formed antibody-focused precision oncology company, Revelio Therapeutics, Inc. (Revelio) (formerly known as Launchpad Therapeutics, Inc.), in exchange for contributing early discovery-stage antibody programs and granting Revelio a license to use its MAP drug discovery engine to discover, develop and commercialize large molecule therapeutics. As of December 31, 2024 and 2023, the Company had a voting interest in Revelio of 20.8% and 39.1%, respectively, and one seat on Revelio’s Board of Directors, which provide the Company with significant influence over Revelio. Other investors in Revelio include Versant Ventures and New Enterprise Associates (NEA), who are shareholders of the Company.
The Company accounted for the transaction under the equity method. As of the year ended December 31, 2024 and 2023, the carrying value of the investment in Revelio was zero. Since the Company has no obligation to provide financing support to Revelio, the Company is not required to record further losses exceeding the carrying value of the investment. The Company also determined that its investment in Revelio is not material or significant to its operations or financial position.
7. ACCRUED EXPENSES
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
Contracted research services	$8,226	$8,071
Payroll and related expenses	4,373	5,175
Professional and consulting fees	563	963
Current portion of operating lease liability	3,404	3,113
Total accrued expenses and other current liabilities	$16,566	$17,322
8. STOCK-BASED COMPENSATION
2020 Stock Option and Incentive Plan
The 2020 Stock Option and Incentive Plan (the 2020 Plan) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020 and became effective on the date immediately prior to the date on which the registration statement for the Company’s initial public offering (IPO) was declared effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 6,665,891, which was cumulatively increased on January 1, 2021 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. As of December 31, 2024, 4,453,331 shares remained available for issuance under the 2020 Plan. The number of authorized shares reserved for issuance under the 2020 Plan was increased by 2,265,786 shares effective as of January 1, 2025.

2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the 2020 ESPP) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 326,364 shares of common stock were initially reserved for issuance under this plan, which was cumulatively increased on January 1, 2021 and each January 1 thereafter by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. As of December 31, 2024, 1,388,889 shares remained available for issuance under the 2020 ESPP. The number of authorized shares reserved for issuance under the 2020 ESPP was increased by 326,364 shares effective as of January 1, 2025.
Option valuation
The assumptions that the Company used to determine the grant-date fair value of options granted were as follows, presented on a weighted-average basis:

	December 31,
	2024	2023
Risk-free interest rate	4.23%	4.03%
Expected term (in years)	5.9	5.9
Expected volatility	83.2%	80.1%
Expected dividend yield	0%	0%

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2023	8,135,711	$7.85	8.0	$1,146
Granted	3,604,552	$4.95
Exercised	(341,983)	$2.33
Cancelled or forfeited	(1,925,440)	$4.89
Expired	(38,098)	$22.04
Outstanding December 31, 2024	9,434,742	$7.48	6.6	$313
Options vested or expected to vest at December 31, 2024	9,434,742	$7.48	6.6	$313
Options exercisable at December 31, 2024	5,206,237	$10.24	5.1	$157
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2024 and 2023 was $3.45 and $2.05, respectively.
The total fair value of options vested during the years ended December 31, 2024 and 2023 was $6,409 and $8,473, respectively.

Restricted stock
Under terms of the restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The majority of restricted stock vests over a one-year period during which time all unvested stock will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases. Subject to the continued employment (or other engagement of the recipient by the Company as described in the restricted stock agreements), all shares of restricted common stock become fully vested within one year of the vesting commencement date.
The following table summarizes restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2023	20,799	$2.41
Granted	540,000	$3.66
Vested	(19,449)	$2.40
Cancelled or forfeited	(1,350)	$2.55
Unvested restricted common stock as of December 31, 2024	540,000	$3.66

The aggregate fair value of restricted stock that vested during the years ended December 31, 2024 and 2023 was $48 and $513, respectively.
The Company had 19,000 performance restricted stock units outstanding at the beginning of the year ended December 31, 2024. For the year ended December 31, 2024, the Company granted no performance restricted stock units to its employees, released no performance restricted stock units due to the achievement of certain clinical development and/or financing milestones, had no performance restricted stock units expire, and had 19,000 performance restricted stock units forfeited. As of December 31, 2024, the Company had no performance restricted stock units outstanding.
Recognition of stock-based compensation expense associated with performance restricted stock units commences when the performance conditions are considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.
As of December 31, 2024 there were no performance-based restricted stock units outstanding. As of December 31, 2023, for performance-based restricted stock units that were outstanding, the achievement of milestones was considered probable for no shares and therefore no expense was recognized related to these awards in the year ended December 31, 2023.
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within its consolidated statements of operations and comprehensive loss:

	December 31,
	2024	2023
Stock options	$9,940	$8,975
Restricted stock units	432	270
Employee Stock Purchase Plan and Other	255	359
	$10,627	$9,604

For the years ended December 31, 2024 and 2023, the Company issued 37,407 and 64,470 shares, respectively, of common stock out of the 2020 Plan under the Company’s policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its consolidated statements of operations and comprehensive loss:

	December 31,
	2024	2023
Research and development	$2,583	$3,050
General and administrative	8,044	6,554
	$10,627	$9,604

As of December 31, 2024, total unrecognized compensation cost related to the unvested stock options was $9,253, which is expected to be recognized over a weighted average period of 2.6 years.
As of December 31, 2024, total unrecognized compensation cost related to the unvested restricted stock units was $1,562, which is expected to be recognized over a weighted average period of 0.8 years.
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
For the years ended December 31, 2024 and 2023, there were 114,102 and 69,005 shares, respectively, issued under the 2020 ESPP.
9. INCOME TAXES
Income (loss) before income tax expense consists of the following:

	December 31,
	2024	2023
Domestic	$(69,676)	$(82,639)
Foreign	—	197
Total loss before income taxes	$(69,676)	$(82,442)

For the years ended December 31, 2024 and 2023, the Company recorded no income tax benefit for the net operating losses incurred each year, due to its uncertainty of realizing a benefit from those items. A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2024 and 2023, respectively, is as follows:

	December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	0.4%	5.3%
Permanent differences	0.0%	0.0%
Stock compensation	(0.9)%	(1.6)%
Research and development credits	3.7%	3.2%
Change in valuation allowance	(24.2)%	(28.6)%
Other	0.0%	0.7%
Effective income tax rate	0.0%	0.0%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	Tax year ended December 31,
	2024	2023
Deferred tax assets (liabilities):
Net operating loss carryforwards	$78,879	$69,194
Research and development tax credits	13,123	10,766
Capitalized R&D	26,181	22,139
Operating lease liabilities	5,498	6,784
Accruals and other	826	1,170
Stock-based compensation	7,723	6,638
Total deferred tax assets	132,230	116,691
Valuation Allowance	(127,585)	(110,761)
Subtotal	4,645	5,930
Right-of-use assets	(4,641)	(5,843)
Net fixed assets	(4)	(87)
Net deferred tax assets	$—	$—
As of December 31, 2024, the Company had gross federal net operating loss carryforwards of $313,563, of which $2,556 begin to expire in 2036 and the remainder do not expire but are subject to 80% limitation. As of December 31, 2024, the Company had state net operating loss carryforwards of $208,250 that begin to expire in 2036. Additionally, the Company had federal research and development tax credit carryforwards of $11,950 that expire at various dates through 2036.

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Management believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2024 and 2023. The valuation allowance increased by $16,824 during the year ended December 31, 2024 primarily as a result of net operating losses generated during the period.
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
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax returns are generally open under statute from 2021 to the present. The Company’s tax attributes related to years prior to 2021 can still be adjusted under audit.

10. NET LOSS PER SHARE
Net loss per share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	December 31,
	2024	2023
Net loss attributable to common stockholders	$(69,676)	$(82,442)
Weighted average common shares outstanding, basic and diluted	55,028,371	43,954,649
Net loss per share, basic and diluted	$(1.27)	$(1.88)
The Company’s unvested restricted common shares at December 31, 2024 and 2023 have been excluded from the computation of basic net loss per share attributable to common stockholders.
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

	December 31,
	2024	2023
Options to purchase common stock	9,434,742	8,135,711
Unvested restricted stock	540,000	20,799
Shares issuable under employee stock purchase plan	27,518	28,780
Unvested performance restricted stock units	—	19,000
Warrants to purchase shares of common stock	10,757	10,757
	10,013,017	8,215,047
11. LEASES
The Company has historically entered into lease arrangements for its facilities. As of December 31, 2024, the Company had two operating leases with required future minimum payments. In applying the transition guidance under ASC 842, the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.

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
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Lease Cost
Operating lease cost	$4,217	$4,217
Short-term lease cost	60	59
Variable lease cost	915	860
Sublease income	(3,052)	(1,138)
Total lease cost	$2,140	$3,998

	December 31,
Other Operating Lease Information	2024	2023
Cash paid for amounts included in the measurement of lease liability	$4,359	$4,244
Weighted-average remaining lease term	6.0	6.9
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the year ended December 31, 2024 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

Future minimum lease payments under the Company’s operating leases as of December 31, 2024 were as follows:

2025	$4,477
2026	4,599
2027	4,724
2028	3,926
2029	2,183
Thereafter	6,141
Total lease payments	26,050
Less: interest	(3,865)
Total lease liability	$22,185

Rent expense for the years ended December 31, 2024 and 2023 was $5,275 and $5,218, respectively.
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
License Agreements
The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of December 31, 2024, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 or 2023.
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

13. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the 401(k) Plan). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the Code). All matching contributions are fully vested when made. During the years ended December 31, 2024 and 2023, the Company contributed $783 and $916, respectively, to the 401(k) Plan.
14. SEGMENT REPORTING
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company operates as a single reporting segment, focused on the development of MasterKey therapies that target families of oncogenic mutations in patients with cancer. The accounting policies of the single operating segment are identical to those described in Note 2.
The Company’s measure of segment profit or loss is net loss. The CODM is the chief executive officer (CEO). The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions and development projects that are in line with the Company’s strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Segment net loss is used to monitor budget versus actual results and in assessing performance of the segment.
The following table is a reconciliation of the significant expense categories to segment net loss regularly provided to the CODM when managing the Company’s single reporting segment:

	Year Ended December 31,
	2024	2023
	(in thousands)
Program expenses:
BDTX-1535 research and development expenses	$24,378	$21,141
BDTX-4933 research and development expenses	4,613	6,342
Other research programs and development expenses[1]	2,515	7,916
Non-program expenses[2]	14,670	16,789
Personnel-related expenses	21,978	24,668
Other segment items[3]	1,522	5,586
Segment net loss	$(69,676)	$(82,442)
(1) Includes cross-program consulting expenses; (2) Includes facilities, information technology, legal, intellectual property, and other general and administrative expense; (3) Includes stock-based compensation expense, depreciation, sublease income, investment accretion, interest income, and other (income) expense.

15. RESTRUCTURING
In October 2024, the Company implemented a corporate restructuring plan to prioritize the Company’s resources on advancing and optimizing development plans for its lead program BDTX-1535, strengthen operational efficiencies, and extend its cash runway (the Restructuring Plan). The Restructuring Plan included deprioritizing the Company’s development candidate BDTX-4933, a reduction in force, and certain other measures to streamline its general and administrative, operating and capital expenditures. The reduction in force included a reduction of approximately half of the Company’s workforce. During the twelve months ended December 31, 2024, the Company recorded $2,945 of expense in connection with the reduction in force, primarily consisting of severance payments and other employee termination-related expenses. The reduction in force was substantially complete by the end of 2024 and the Company expects that substantially all of the accrued restructuring charges as of December 31, 2024 will be paid in cash by September 30, 2025.
The following table summarizes activity related to the restructuring accrual:

Restructuring Accrual
(in thousands)
Balance as of January 1, 2024	$—
Restructuring expenses incurred	2,945
Cash paid	(1,796)
Balance as of December 31, 2024	$1,149

* * * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. We are not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
10b5-1 Plans
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2024, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:
On October 9, 2024, Fang Ni, Pharm.D., our former Chief Business Officer and Chief Financial Officer, terminated a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the Ni 10b5-1 Plan). The Ni 10b5-1 Plan was adopted on June 29, 2024, had a term of one year and provided for the sale of up to 40,470 shares of common stock pursuant to its terms. No shares have been sold under the Ni 10b5-1 Plan as of the date of its termination.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 11. Executive Compensation
The information required under this item (excluding the information under the subheading “Pay Versus Performance”) is incorporated by reference to the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 132 of this Annual Report, incorporated into this Item by reference.
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
3.1
Fourth Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39200) filed on February 3, 2020)

3.2
Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39200) filed on June 6, 2024)

3.3	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-39200) filed on March 12, 2024)
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

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-39200) filed on March 12, 2024)
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

10.3#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)
10.4#	2020 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K (File No. 001-39200) filed on March 12, 2024
10.5#	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)
10.6#	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)
10.7#
Employment Agreement between the Registrant and Brent Hatzis-Schoch (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

10.8#
Employment Agreement between the Registrant and Elizabeth Buck (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39200) filed on August 12, 2021)

10.9#
Employment Agreement between the Registrant and Sergey Yurasov (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39200) filed on August 9, 2022)

10.10#
Employment Agreement between the Registrant and Melanie Morrison (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K (File No. 001-39200) filed on March 12, 2024)

10.11#
Employment Agreement between the Registrant and Erika Jones, as amended by Amendment No. 1 to the Employment Agreement between the Registrant and Erika Jones, dated October 30, 2024 (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39200) filed on November 5, 2024)

10.12#
Employment Agreement between the Registrant and Mark A. Velleca (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-39200) filed on September 18, 2023)

10.13#
Separation Agreement between the Registrant and Fang Ni, dated as of October 7, 2024 (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39200) filed on November 5, 2024)

10.14#+
Amended and Restated Non-Employee Director Compensation Plan, effective February 14, 2024 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (File No. 001-39200) filed on March 12, 2024)

10.15+
Lease Agreement, dated as of July 24, 2020, by and between RREEF America REIT II Corp. PPP and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39200) filed on August 11, 2020)

19*	Black Diamond Therapeutics, Inc. Insider Trading Policy
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-39200) filed on March 12, 2024)
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Black Diamond Therapeutics, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-39200) filed on March 12, 2024)
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101SCH*	Inline XBRL Taxonomy Extension Schema Document.
101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

Black Diamond Therapeutics, Inc.

Date: March 6, 2025	By:	/s/ Mark A. Velleca
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of March, 2025.

Signature	Title
/s/ Mark A. Velleca	President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)
Mark A. Velleca
/s/ Erika Jones	Senior Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)
Erika Jones
/s/ Ali Behbahani	Director
Ali Behbahani
/s/ Samarth Kulkarni	Director
Samarth Kulkarni
/s/ Shannon Campbell	Director
Shannon Campbell
/s/ Garry E. Menzel	Director
Garry E. Menzel
/s/ Kapil Dhingra	Director
Kapil Dhingra
/s/ Prakash Raman	Director
Prakash Raman