Form 10-Q
period 2025-03-31
Black Diamond Therapeutics, Inc.
filed 2025-05-12
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2025, the registrant had 56,862,635 shares of common stock, $0.0001 par value per share, outstanding.

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
•our partnership with Servier Pharmaceuticals LLC (Servier) and the intended and potential benefits thereof, including the receipt of potential milestone and royalty payments from commercial product sales, along with tiered royalties based on global net sales, if any;
•Servier’s ability to develop and commercialize BDTX-4933, including the ongoing Phase 1 clinical trial of BDTX-4933, and the potential of BDTX-4933 to address the unmet medical need for patients with RAF/RAS-mutant solid tumors, including non-small cell lung cancer (NSCLC);
•our evaluation of strategic alternatives for BDTX-4876, including our ability to execute and realize the anticipated benefits of any strategic alternatives we may pursue;
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
•our ability to maintain an effective system of internal controls; and
•the impact of macroeconomic and geopolitical developments on our business, including rising inflation and capital market disruptions, changes in U.S. governmental agencies, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets.
Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” and elsewhere in our most recent Annual Report on Form 10-K for the year ended December 31, 2024 (the Annual Report) and in other Securities and Exchange Commission (SEC) filings. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$98,424	$36,437
Investments	53,976	62,138
Prepaid expenses and other current assets	3,279	2,601
Total current assets	155,679	101,176
Property and equipment, net	1,300	1,387
Restricted cash	821	819
Right-of-use assets	18,240	19,009
Other non-current assets	205	249
Total assets	$176,245	$122,640
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,628	$4,007
Accrued expenses and other current liabilities	14,219	16,566
Total current liabilities	16,847	20,573
Non-current operating lease liabilities	17,882	18,782
Total liabilities	34,729	39,355
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at March 31, 2025 and December 31, 2024; 56,676,716 shares issued and outstanding at March 31, 2025 and 56,644,655 shares issued and outstanding at December 31, 2024	7	7
Additional paid-in capital	572,093	570,361
Accumulated other comprehensive (loss) income	(19)	24
Accumulated deficit	(430,565)	(487,107)
Total stockholders' equity	141,516	83,285
Total liabilities and stockholders' equity	$176,245	$122,640
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
License revenue	$70,000	$—
Operating expenses:
Research and development	$10,506	$13,545
General and administrative	4,964	6,701
Total operating expenses	15,470	20,246
Income (loss) from operations	54,530	(20,246)
Other income (expense):
Interest income	595	637
Other income (expense)	1,417	1,384
Total other income (expense), net	2,012	2,021
Net income (loss)	$56,542	$(18,225)

Net income (loss) per share - basic	$1.00	$(0.35)
Net income (loss) per share - diluted	$0.98	$(0.35)

Weighted average common shares outstanding - basic	56,663,798	51,808,849
Weighted average common shares outstanding - diluted	57,673,099	51,808,849

Comprehensive income (loss):
Net income (loss)	$56,542	$(18,225)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	(43)	(68)
Comprehensive income (loss)	$56,499	$(18,293)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$56,542	$(18,225)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	1,700	1,713
Depreciation expense	87	86
(Accretion) amortization on investments	(415)	(932)
Noncash rent expense	769	728
(Gain) Loss on sale of equipment	(13)	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(678)	(973)
Other non-current assets	44	—
Accounts payable	(1,379)	(1,128)
Accrued expenses and other current liabilities	(2,347)	(1,644)
Non-current operating lease liabilities	(900)	(824)
Net cash provided by (used in) operating activities	53,410	(21,199)

Cash flows from investing activities:
Proceeds from sale of equipment	13	—
Proceeds from sales and maturities of investments	32,000	38,500
Purchases of investments	(23,466)	(52,234)
Net cash provided by (used in) by investing activities	8,547	(13,734)

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP	32	150
Proceeds from issuance of common stock, net of issuance costs	—	3,980
Net cash provided by financing activities	32	4,130
Net (decrease) increase in cash and cash equivalents	61,989	(30,803)
Cash, cash equivalents and restricted cash, beginning of period	37,256	57,044
Cash, cash equivalents and restricted cash, end of period	$99,245	$26,241

Cash and cash equivalents, end of period	$98,424	$25,422
Restricted cash, end of period	821	819
Cash, cash equivalents and restricted cash, end of period	$99,245	$26,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - December 31, 2023	51,645,557	$7	$534,187	$(27)	$(417,431)	$116,736
Issuance of common stock, net of issuance costs	800,000	—	4,000	—	—	4,000
Exercise of common stock options	47,741	—	86	—	—	86
Vesting of restricted stock units	1,250	—	—	—	—	—
Issuance of common stock related to ESPP	26,659	—	64	—	—	64
Stock-based compensation	6,419	—	1,713	—	—	1,713
Unrealized gain (loss) on investments	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	(18,225)	(18,225)
BALANCE - March 31, 2024	52,527,626	7	540,050	(95)	(435,656)	104,306

BALANCE - December 31, 2024	56,644,655	$7	$570,361	$24	$(487,107)	$83,285
Issuance of common stock related to ESPP	17,567	—	32	—	—	32
Stock-based compensation	14,494	—	1,700	—	—	1,700
Unrealized gain (loss) on investments	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	56,542	56,542
BALANCE - March 31, 2025	56,676,716	$7	$572,093	$(19)	$(430,565)	$141,516

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

On March 18, 2025, the Company entered into a global licensing agreement (the Servier Agreement) with Servier Pharmaceuticals LLC (Servier) for BDTX-4933, a small molecule designed by the Company to address unmet medical needs in RAF/RAS-mutant solid tumors, pursuant to which the Company granted to Servier a worldwide license to develop and commercialize BDTX-4933. Under the terms of the Servier Agreement, Servier will lead the development activities and the worldwide commercialization of BDTX-4933 across multiple indications, including non-small cell lung cancer (NSCLC), with potential applications in other solid tumors. Under the Servier Agreement, the Company received an upfront payment of $70.0 million in March 2025 and will be eligible to receive up to $710.0 million in development and commercial sales milestone payments, along with tiered royalties based on global net sales. The Servier Agreement is discussed in greater detail in Note 14, License Revenue.
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Historically, the Company has funded its operations primarily with proceeds from the sale of common stock and preferred stock, and through the $70.0 million upfront payment received under the Servier Agreement in March 2025. The Company has had recurring losses and negative cash flows from operations in all periods since inception, except for net income of $56.5 million for the three months ended March 31, 2025, reflecting revenue recognized under the Servier Agreement. The Company had an accumulated deficit of $430.6 million as of March 31, 2025. The Company expects to continue to generate operating losses for the foreseeable future.
As of May 12, 2025, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these condensed consolidated financial statements.

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
Principles of consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its wholly owned subsidiary, Black Diamond Therapeutics Security Corporation, after elimination of all significant intercompany accounts and transactions.
Unaudited interim financial information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.
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

The Company continues to monitor the impact of macroeconomic developments and geopolitical developments, including political unrest, international tariffs, economic sanctions and economic slowdowns or recessions, high inflation, disruptions in capital markets, changes in U.S. governmental agencies, international trade relationships and military conflicts, and health crises, on all aspects of its business, and has considered the impact of these factors on estimates within its financial statements. The extent to which future developments may impact the Company’s business, results of operations or financial condition are uncertain and cannot be predicted with confidence and there may be changes to estimates in future periods. As of the date of issuance of these condensed consolidated financial statements, the Company has not experienced material business disruptions or incurred impairment losses in the carrying value of its assets as a result of these factors and is not aware of any specific related event or circumstance that would require it to update its estimates.
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, (ASC 606). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.
The Company enters into licensing agreements with partners under which it may exclusively license rights to research, develop, manufacture, and commercialize product candidates to third parties. The terms of these arrangements may include payment to the Company of one or more of the following: (1) non-refundable, upfront fees; (2) reimbursement of certain costs; (3) customer option fees for additional goods or services; (4) milestone payments; and (5) royalties on net sales of licensed products.
In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use its judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and (d) the contract term and pattern of satisfaction of the performance obligations under step (v) above. The Company also uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the applicable agreement are recorded as a receivable in the Company’s consolidated balance sheet.

Milestone payments
The Company measures the transaction price based on the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods and/or services to the customer. At the inception of an arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount of variable consideration to be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on which method is expected to better predict the amount of consideration to which the Company will be entitled. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
With respect to arrangements that include payments for a development or regulatory milestone, the Company evaluates whether the associated event is considered likely of achievement and estimates the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within the Company’s control or the control of the counterparty, such as those dependent upon receipt of regulatory approval, are not considered to be likely of achievement until the triggering event occurs. At the end of each reporting period, the Company re-evaluates the probability of achievement of each milestone and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net income (loss) in the period of adjustment. See Note 14 to our condensed consolidated financial statements for additional information on the Company’s license revenue.
For arrangements that include sales-based royalties, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, the Company recognizes revenue upon the later of: (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). Consideration that would be received for optional goods and/or services is excluded from the transaction price at contract inception.
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
In December 2023, the FASB issued ASU, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The standard is effective for annual periods beginning after December 15, 2024. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at March 31, 2025 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$97,334	$—	$—	$97,334
Investments:
Commercial paper	—	35,675	—	35,675
Corporate bonds	—	18,301	—	18,301
Total	$97,334	$53,976	$—	$151,310

	Fair value measurements at December 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$35,345	$—	$—	$35,345
Investments:
Commercial paper	—	34,914	—	34,914
Corporate bonds	—	27,224	—	27,224
Total	$35,345	$62,138	$—	$97,483
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
There were no transfers in or out of Level 3 categories in the periods presented.

4. INVESTMENTS
As of March 31, 2025, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$35,689	$2	$(16)	$35,675
Corporate bonds	18,306	2	(7)	18,301
Total	$53,995	$4	$(23)	$53,976
As of December 31, 2024, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$34,900	$19	$(5)	$34,914
Corporate bonds	27,214	24	(14)	27,224
Total	$62,114	$43	$(19)	$62,138
As of March 31, 2025, all marketable securities held by the Company had remaining contractual maturities of one year or less.
As of December 31, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less.
As of March 31, 2025, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. The Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company also determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2025 and the year ended December 31, 2024.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
Furniture and fixtures	$17	$17
Leasehold improvements	2,512	2,512
Property and equipment	2,529	2,529
Less: accumulated depreciation	(1,229)	(1,142)
Total Property and Equipment, net	$1,300	$1,387

Depreciation expense for the three months ended March 31, 2025 and 2024 was $87 and $86, respectively.

6. EQUITY METHOD INVESTMENT
In December 2022, the Company received 9,000,000 shares of common stock in a newly formed antibody-focused precision oncology company, Revelio Therapeutics, Inc. (Revelio) (formerly known as Launchpad Therapeutics, Inc.), in exchange for contributing early discovery-stage antibody programs and granting Revelio a license to use its MAP drug discovery engine to discover, develop and commercialize large molecule therapeutics. As of December 31, 2024 and March 31, 2025, the Company had a voting interest in Revelio of 20.8% and 15.1%, respectively, and one seat on Revelio’s Board of Directors, which provide the Company with significant influence over Revelio. Other investors in Revelio include Versant Ventures and New Enterprise Associates (NEA), who are shareholders of the Company.
The Company accounted for the transaction under the equity method. As of March 31, 2025 and the year ended December 31, 2024, the carrying value of the investment in Revelio was zero. Since the Company has no obligation to provide financing support to Revelio, the Company is not required to record further losses exceeding the carrying value of the investment. The Company also determined that its investment in Revelio is not material or significant to its operations or financial position.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Contracted research services	$7,879	$8,226
Payroll and related expenses	2,024	4,373
Professional and consulting fees	611	563
Current portion of operating lease liability and other	3,705	3,404
Total accrued expenses and other current liabilities	$14,219	$16,566

8. STOCK-BASED COMPENSATION
2020 Stock Option and Incentive Plan
The 2020 Stock Option and Incentive Plan (the 2020 Plan) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020 and became effective on the date immediately prior to the date on which the registration statement for the Company’s initial public offering (IPO) was declared effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The 2020 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2025, 2,265,786 shares of common stock, representing 4% of the Company’s outstanding shares of common stock as of December 31, 2024, were added to the 2020 Plan.

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
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2025	2024
Stock options	$1,141	$1,623
Restricted stock units	529	16
Employee Stock Purchase Plan and Other	30	74
	$1,700	$1,713
For the three months ended March 31, 2025, the Company issued 14,494 shares of common stock under its 2020 Plan in accordance with its policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2025	2024
Research and development	$781	$635
General and administrative	919	1,078
	$1,700	$1,713

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2024	9,434,742	$7.48	6.6	$313
Granted	1,793,300	$2.52
Cancelled or forfeited	(281,396)	$11.52
Expired	(106,805)	$16.10
Outstanding March 31, 2025	10,839,841	$6.47	7.2	$14
Options vested or expected to vest at March 31, 2025	10,839,841	$6.47	7.2	$14
Options exercisable at March 31, 2025	5,701,054	$9.22	5.6	$14
For the three months ended March 31, 2025, total unrecognized compensation cost related to the unvested stock-options was $11,649, which is expected to be recognized over a weighted average period of 2.8 years.
Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the time-based restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The following table summarizes time-based restricted stock activity since January 1, 2025:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2024	540,000	$3.66
Granted	450,000	$2.52
Unvested restricted common stock as of March 31, 2025	990,000	$3.14
During the three months ended March 31, 2025 no time-based restricted stock units vested, therefore there was no expense booked.
For the three months ended March 31, 2025, there was $2,167 unrecognized compensation cost related to the time-based unvested restricted stock units.

9. NET INCOME (LOSS) PER SHARE
Net income (loss) per share
We compute basic net income (loss) per common share by dividing net income (loss) by the weighted-average number of common shares outstanding. We compute diluted net income (loss) per common share by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common share equivalents then outstanding during the period. Potential common shares consist of shares issuable upon the vesting of restricted stock units and the exercise of stock options (the proceeds of which are then assumed to have been used to repurchase outstanding shares using the treasury stock method). Because the inclusion of potential common shares would be anti-dilutive for periods presenting a net loss, diluted net loss per common share is the same as basic net loss per common share.
The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common shareholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$56,542	$(18,225)

Weighted average common shares outstanding - basic	56,663,798	51,808,849
Effect of dilutive securities:
Options to purchase common stock	10,886	—
Restricted stock units	990,000	—
Employee stock purchase program	8,415	—
Weighted average common shares outstanding - diluted	57,673,099	51,808,849

Net income (loss) per share - basic	$1.00	$(0.35)
Net income (loss) per share - diluted	$0.98	$(0.35)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	10,828,955	10,966,720
Unvested restricted stock	—	19,549
Shares issuable under employee stock purchase plan	—	86,858
Unvested performance restricted stock units	—	19,000
Warrants to purchase common stock	10,757	10,757
	10,839,712	11,102,884

10. LEASES
The Company has historically entered into lease arrangements for its facilities. As of March 31, 2025, the Company had two operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
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
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Lease Cost
Operating lease cost	$1,054	$1,054
Short-term lease cost	—	17
Variable lease cost	259	237
Sublease income	(990)	(456)
Total lease cost	$323	$852

Other Operating Lease Information	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liability	$1,109	$1,080
Weighted-average remaining lease term	5.8	6.7
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the three months ended March 31, 2025 and 2024 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

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
License Agreements
The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of March 31, 2025, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2025 or December 31, 2024.
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
12. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the 401(k) Plan). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the Code). All matching contributions are fully vested when made. During the three months ended March 31, 2025 and 2024, the Company contributed $154 and $348, respectively, to the 401(k) Plan.
13. SEGMENT REPORTING
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

The Company’s measure of segment profit or loss is net income (loss). The CODM is the chief executive officer (CEO). The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions and development projects that are in line with the Company’s strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Segment net income (loss) is used to monitor budget versus actual results and in assessing performance of the segment.
The following table is a reconciliation of the significant expense categories to segment net income (loss) regularly provided to the CODM when managing the Company’s single reporting segment:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
License revenue	$(70,000)	$—
Program expenses:
BDTX-1535 research and development expenses	$5,204	$5,742
BDTX-4933 research and development expenses	1,018	1,507
Other research programs and development expenses[1]	562	602
Non-program expenses[2]	3,546	4,156
Personnel-related expenses	3,351	6,439
Other segment items[3]	(223)	(221)
Segment net (income) loss	$(56,542)	$18,225
(1) Includes cross-program consulting expenses; (2) Includes facilities, information technology, legal, intellectual property, and other general and administrative expense; (3) Includes stock-based compensation expense, depreciation, sublease income, investment accretion, interest income, and other (income) expense.

14. LICENSE REVENUE
In March 2025, the Company entered into a license agreement with Servier. Pursuant to the Servier Agreement, the Company granted to Servier a worldwide license to develop and commercialize BDTX-4933. Under the terms of the Servier Agreement, Servier will lead the development activities and the worldwide commercialization of BDTX-4933 across multiple indications, including NSCLC, with potential applications in other solid tumors. Under the Servier Agreement, the Company received an upfront payment of $70,000 in March 2025 and will be eligible to receive up to $710,000 in development and commercial sales milestone payments, along with tiered royalties based on global net sales. These milestone and royalty payments will become payable to the Company if and when the development and commercial sales milestones are achieved and commercial sales of the licensed product are made.
Unless earlier terminated, the term of the Servier Agreement continues until expiration of the last royalty term for the applicable product in the applicable country. The Servier Agreement is subject to customary termination provisions, including termination by a party for the other party’s uncured, material breach. The Servier Agreement also includes customary representations and warranties, covenants and indemnification obligations.

The Company assessed the Servier Agreement in accordance with ASC 606 and concluded that the contract counterparty, Servier, is a customer. In accordance with ASC 606, the Company determined that there is one performance obligation in the Servier Agreement, consisting of the license of the functional IP rights to BDTX-4933 granted to Servier. The transaction price was comprised of the fixed consideration of $70,000 and was recognized upon transfer of control of the license at a point in time upon contract execution. The arrangement includes significant variable consideration primarily in the form of development and commercial sales milestone payments and royalty fees.
The development milestone fees are fully constrained at the inception of the contract. The estimate of variable consideration and the judgements related to the constraints for the development milestones are reassessed each reporting period under the most likely amount method. As of and for the three months ended March 31, 2025, the Company determined the events underlying the milestones were not probable, therefore the variable consideration was fully constrained and no adjustments to the estimates have been made.
The commercial sales milestones and royalty fees are considered variable consideration and will be recognized as revenue as such sales occur. The commercial sales milestones and royalty fees qualify for the sales and usage-based royalty exception because the license of the functional IP rights to BDTX-4933 is the predominant element of the Servier Agreement and therefore does not require an estimate of the future transaction price.
During the three months ended March 31, 2025, the Company recorded $70,000 in license revenue pursuant to the Servier Agreement and none in the three months ended March 31, 2024. Our annual 2025 estimated tax expense associated with this revenue, after the use of net operating losses, is $226 and is reflected in our income statement for the three months ended March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 6, 2025. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in our Annual Report on Form 10-K and in other SEC filings.
Overview
We are a clinical-stage oncology company developing MasterKey therapies that target families of oncogenic mutations in patients with cancer. The foundation of our company is built upon a deep understanding of cancer genetics, onco-protein structure and function, and medicinal chemistry. Our MasterKey therapies are designed to address a broad spectrum of genetically defined tumors, overcome resistance, minimize wild-type mediated toxicities, and be brain-penetrant to treat central nervous system (CNS) disease. Our compounds target families of oncogenic mutations in clinically validated pathways. Our lead clinical-stage program, BDTX-1535, is a brain-penetrant, fourth-generation epidermal growth factor receptor (EGFR) MasterKey inhibitor targeting epidermal growth factor receptor mutant (EGFRm) non-small cell lung cancer (NSCLC) and glioblastoma (GBM). In March 2025 we announced a global licensing agreement with Servier for our second clinical-stage asset, BDTX-4933, a potential best-in-class targeted therapy for RAF/RAS-mutant solid tumors, and received an upfront payment of $70.0 million.
We believe that our clinical-stage lead product candidate, BDTX-1535, has the potential to treat newly diagnosed patients with EGFRm NSCLC, as well as those with recurrent disease, based upon BDTX-1535’s ability to address greater than 50 classical and non-classical oncogenic driver mutations with greater potency than other EGFR tyrosine kinase inhibitors (TKIs), as well as uniquely target the C797S resistance mutation which can be acquired after treatment with osimertinib. BDTX-1535 was shown to be well tolerated and achieve durable clinical responses in our Phase 1 trial in patients with recurrent EGFRm NSCLC whose tumors expressed a range of mutation subtypes, including the acquired C797S resistance mutation and a broad spectrum of non-classical mutations. We are currently evaluating BDTX-1535 in a Phase 2 clinical trial in the first-line setting in patients with EGFRm NSCLC harboring non-classical EGFR mutations. Initial results from the first-line cohort are anticipated in the fourth quarter of 2025. We plan to solicit U.S. Food and Drug Administration (FDA) feedback in the fourth quarter of 2025 on a potential pivotal registrational path in newly diagnosed patients with non-classical EGFRm NSCLC.
We recently completed enrollment of BDTX-1535 in a Phase 2 clinical trial of 83 patients with EGFRm NSCLC in the second- and third-line settings. In September 2024, we announced initial Phase 2 data from this trial demonstrating encouraging clinical responses and durability of BDTX-1535. The 200 mg daily dose of BDTX-1535 was selected for pivotal development, showing robust EGFRm target coverage and a favorable tolerability profile with no new safety signals observed. Based on an August 2024 data cutoff, a preliminary overall response rate (ORR) of 42% was seen in 19 patients with known osimertinib resistance EGFR mutations (PACC “P-loop αC-helix compressing” and C797S mutations). Acquisition of C797S was frequently observed in patients who progressed following treatment with osimertinib. PACC mutations represent a structure-function group of non-classical oncogenic driver mutations which may accumulate or be acquired following treatment with osimertinib. Encouraging durability was noted with a duration of response (DOR) of approximately eight months or more in the first three patients who achieved a partial response (PR), while 14 of the 19 patients remained on treatment. We expect to present updated results from this trial in the first half of 2026 and are exploring potential combination opportunities for BDTX-1535 in the recurrent setting.

In June 2024, at the American Society of Clinical Oncology (ASCO) Annual Meeting, we presented preliminary data from the Phase 1 trial of BDTX-1535 in patients with relapsed/recurrent GBM, demonstrating encouraging duration of treatment and clinical activity, and a tolerability profile consistent with the initial safety data from the dose escalation portion of the Phase 1 trial presented in 2023. At the June 2024 ASCO meeting, our collaborators at the Ivy Brain Tumor Center also presented initial intratumoral pharmacokinetic data from a Phase 0/1 trial in patients with recurrent high-grade glioma with EGFR alterations and/or fusions at initial diagnosis. Initial results from this trial, sponsored by the Ivy Brain Tumor Center, demonstrated that BDTX-1535 exceeded the pre-specified threshold for drug concentration in the brain tumor tissue and was generally well tolerated with expected EGFR-mediated side effects. Additional promising results from this trial were presented by the Ivy Brain Tumor Center at the European Association of Neuro-Oncology meeting in October 2024, at the Society of Neuro-Oncology Annual Meeting in November 2024 and at the American Association for Cancer Research annual meeting in April 2025. The data demonstrated that BDTX-1535 penetrated rarely accessible regions of GBM and suppressed EGFR signaling in patient tumors. In March 2025, the Phase 0/1 trial was initiated by the Ivy Brain Tumor Center in newly diagnosed GBM patients with EGFR alterations.
In March 2025, we entered into a global licensing agreement (the Servier Agreement) with Servier Pharmaceuticals LLC (Servier) for our second clinical-stage asset, BDTX-4933, a small molecule designed to address unmet medical needs in RAF/RAS-mutant solid tumors. Under the terms of the Servier Agreement, we granted to Servier a global license to develop and commercialize BDTX-4933. Pursuant to the terms of the Servier Agreement, Servier will lead the development activities and the global commercialization of BDTX-4933 across multiple indications, including NSCLC, with potential applications in other solid tumors. In consideration for the license granted to Servier, we received an upfront payment of $70.0 million in March 2025 and will be eligible to receive up to $710.0 million in development and commercial sales milestone payments, along with tiered royalties based on global net sales. See Note 14, License Revenue, to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
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
To date, we have funded our operations with proceeds from the sale of common stock and preferred stock, and through the $70.0 million upfront payment received under the Servier Agreement in March 2025. Since inception, we have incurred significant operating losses. Our net income was $56.5 million and our net loss was $18.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $430.6 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
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
As of March 31, 2025, we had cash, cash equivalents and investments of approximately $152.4 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
Components of our results of operations
Revenue
Since our inception, we have not generated any product revenue and do not expect to generate any revenue from the sale of products for the foreseeable future. To date, we have generated revenue solely from licensing of intellectual property. If our development efforts for our product candidates are successful and result in regulatory approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements. However, there can be no assurance as to when we will generate such revenue, if at all.
Operating expenses
Research and development expenses
Research and development expenses consist primarily of costs incurred for our research activities, including the development of our product candidates. We expense research and development costs as incurred, which include:
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

Results of operations
Comparison of the three months ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
License revenue	$70,000	$—	$70,000
Operating expenses:
Research and development	10,506	13,545	(3,039)
General and administrative	4,964	6,701	(1,737)
Total operating expenses	15,470	20,246	(4,776)
Income (loss) from operations	54,530	(20,246)	74,776
Other income (expense):
Interest income	595	637	(42)
Other (expense) income	1,417	1,384	33
Total other income (expense), net	2,012	2,021	(9)
Net income (loss)	$56,542	$(18,225)	$74,767
Revenue
Revenue was $70.0 million for the three months ended March 31, 2025 compared to none for the three months ended March 31, 2024. The increase was a result of the upfront payment we received from Servier under the Servier Agreement.
Research and development
Research and development expenses were $10.5 million for the three months ended March 31, 2025, compared to $13.5 million for the three months ended March 31, 2024. The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
BDTX-1535 research and development expenses	$5,204	$5,742	$(538)
BDTX-4933 research and development expenses	1,018	1,507	(489)
Other research programs and platform development expenses	562	602	(40)
Personnel expenses	2,708	4,528	(1,820)
Allocated facility expenses	877	860	17
Other expenses	137	306	(169)
	$10,506	$13,545	$(3,039)

The decrease of $3.0 million for the three months ended March 31, 2025 was primarily due to a decrease of $0.5 million related to operational efficiencies gained as we progressed our clinical trial for BDTX-1535, combined with decreased spend relating to BDTX-4933 of $0.5 million related to the deprioritization of the program, compared to the three months ended March 31, 2024. In addition, personnel expenses decreased by $1.8 million as we continue to capitalize on workforce efficiencies to focus on advancing and optimizing development plans for BDTX-1535.
General and administrative
General and administrative expenses were $5.0 million for the three months ended March 31, 2025 compared to $6.7 million for the three months ended March 31, 2024. The decrease was primarily a result of operational and workforce efficiencies from our corporate restructuring announced in October 2024.
Other income (expense)
Other income was $2.0 million in each of the three months ended March 31, 2025 and March 31, 2024 as interest income and other income stayed relatively flat.
Liquidity and capital resources
Sources of liquidity
Since our inception, we have not generated any product revenue and do not expect to generate any revenue from the sale of products in the foreseeable future. To date, we have generated revenue solely from licensing of intellectual property. We have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations to date primarily with proceeds from the sale of our common and preferred stock, as well as proceeds from licensing of intellectual property.
On February 3, 2020, we completed an initial public offering (IPO) of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of our common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Through March 31, 2025, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock.
On November 14, 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC, which covers the offering, issuance and sale of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500.0 million. We simultaneously entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by us of up to $150.0 million of our common stock (the Shares) from time to time through Jefferies as our sales agent (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of March 31, 2025, we sold 4,490,853 shares of our common stock pursuant to the ATM Program, resulting in gross proceeds to us of approximately $25.0 million ($24.5 million net of offering costs).

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
On March 18, 2025, we entered into the Servier Agreement with Servier for BDTX-4933, a small molecule designed to address unmet medical needs in RAF/RAS-mutant solid tumors, pursuant to which we granted to Servier a global license to develop and commercialize BDTX-4933. Under the terms of the Servier Agreement, Servier will lead the development activities and the global commercialization of BDTX-4933 across multiple indications, including NSCLC, with potential applications in other solid tumors. In consideration for the license granted to Servier, we received an upfront payment of $70.0 million in March 2025 and will be eligible to receive up to $710.0 million in development and commercial sales milestone payments, along with tiered royalties based on global net sales. See Note 14, License Revenue, to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
As of March 31, 2025, we had cash, cash equivalents and investments of $152.4 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash provided by (used in) operating activities	$53,410	$(21,199)
Cash provided by (used in) investing activities	8,547	(13,734)
Cash provided by financing activities	32	4,130
Net increase (decrease) in cash and cash equivalents	$61,989	$(30,803)
Operating activities
During the three months ended March 31, 2025, we had cash provided by operating activities of $53.4 million, primarily resulting from our net income of $56.5 million, partially offset by the non-cash charge related to stock compensation expense of $1.7 million.
During the three months ended March 31, 2024, we used cash in operating activities of $21.2 million, primarily resulting from our net loss of $18.2 million, partially offset by the non-cash charge related to stock compensation expense of $1.7 million.
Changes in accounts payable and accrued expenses in all periods were generally due to the advancement of our product candidates and the timing of vendor invoicing and payments.
Investing activities
During the three months ended March 31, 2025, we had cash provided by investing activities of $8.5 million primarily from the sales and maturities of investments, netted against our purchase of investments.
During the three months ended March 31, 2024, we had cash used in investing activities of $13.7 million primarily from the sales and maturities of investments, netted against our purchase of investments.

Financing activities
During the three months ended March 31, 2025, we had cash provided by financing activities of less than $0.1 million, consisting of proceeds from the participation in the employee stock purchase plan.
During the three months ended March 31, 2024, we had cash provided by financing activities of $4.1 million consisting of proceeds from exercise of stock options and participation in the employee stock purchase plan, as well as the sale of shares of our common stock in March 2024 pursuant to the ATM Program.
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
As of March 31, 2025, we had cash, cash equivalents and investments of $152.4 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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
•our ability to establish and maintain additional collaborations and license agreements on favorable terms, if at all, and the success of those collaborations and license agreements;
•the extent to which we acquire or in-license other product candidates and technologies; and
•the ongoing costs of operating as a public company and recent increases in inflationary rates.
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
Contractual obligations and commitments
The following summarizes our contractual obligations as of March 31, 2025:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Property leases - commenced	$4,508	$9,386	$5,464	$5,582	$24,940
Total	$4,508	$9,386	$5,464	$5,582	$24,940

Property leases – commenced
The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of March 31, 2025. The minimum lease payments do not include common area maintenance charges or real estate taxes.
Other contractual obligations
The contractual obligations table does not include any potential future milestone payments or royalty payments we may be required to make or receive under our existing license agreements due to the uncertainty of the occurrence of the events requiring payment under those agreements.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 6, 2025, except as described below:
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for additional information.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
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
Item 1A. Risk Factors
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the discussion of risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the Securities and Exchange Commission, or the SEC. The material and other risks and uncertainties described below are not intended to be exhaustive and are not the only ones we face. The material and other risks and uncertainties described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, prospects, financial condition and results of operations. Certain statements in this Quarterly Report are forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.” There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below.
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
Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025 and the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. The Trump Administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA, other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. There is also substantial uncertainty as to how regulatory reform measures being implemented by the current U.S. administration, and other political developments, such as government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the FDA, SEC and U.S. Patent and Trademark Office (USPTO), on which our operations rely. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling or staffing changes, it could significantly impact the ability of the FDA and USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, government shutdowns could impact our ability to access the public markets and obtain additional capital in the future in order to properly capitalize and continue our operations.
Business, economic or geopolitical disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.
Broad-based business, macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, rising interest rates, international tariffs, changes in international trade relationships and military conflicts could adversely affect our ongoing or planned research and development activities. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Tariffs levied by the U.S. and other countries also may adversely affect financial markets and the global economy. For example, the U.S. has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, including tariffs aggregating 104% on imports from China, which have resulted in other countries imposing additional tariffs on imports from the U.S., including additional tariffs of 125% on imports from the U.S. announced by China, and is likely to continue to result in more retaliatory tariffs. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The current U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades.
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

Additionally, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, if the operations of our third-party manufacturers of drug substances and drug products in China were to be negatively affected, it could result in delays or disruptions in the supply of our product candidates and the conduct of our clinical studies. Any negative impact to patient enrollment or treatment or the timing and execution of our clinical trials could cause costly delays to our development programs, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability.
Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
We have entered into a license agreement, and may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.
As part of our strategy, we have entered into a license agreement and may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop.
For example, in March 2025, we entered into a global licensing agreement (the Servier Agreement) with Servier Pharmaceuticals LLC (Servier) for our second clinical-stage asset, BDTX-4933, a small molecule designed to address unmet medical needs in RAF/RAS-mutant solid tumors. Under the Servier Agreement, we granted to Servier a worldwide license to develop and commercialize BDTX-4933. Pursuant to the terms of the Servier Agreement, Servier will lead the development activities and the worldwide commercialization of BDTX-4933 across multiple indications, including NSCLC, with potential applications in other solid tumors. Failure by Servier to meet its obligations under the Servier Agreement, to apply sufficient efforts at developing and commercializing licensed products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations.
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
As a result, if we enter into additional collaboration agreements and strategic partnerships or license our product candidates, we may not be able to realize the benefit of such transactions, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Plans
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report on Form 10-Q.

Item 6. Exhibits
The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report.

Exhibit No.	Exhibit Index
10.1*†	License Agreement, dated as of March 18, 2025, by and between Servier Pharmaceuticals LLC and the Registrant.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
+	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
†	Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Diamond Therapeutics, Inc.

Date: May 12, 2025	By:	/s/ Mark A. Velleca
Mark A. Velleca President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: May 12, 2025	By:	/s/ Erika Jones
Erika Jones Senior Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)