Form 10-Q
period 2025-06-30
Black Diamond Therapeutics, Inc.
filed 2025-08-07
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2025, the registrant had 56,935,279 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “could”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:
•the progress, timing and success of our clinical trials of silevertinib (formerly BDTX-1535) and any of our future product candidates, including the availability, timing and announcement of data and results of such trials;
•our ability to obtain and maintain regulatory approval for silevertinib or any of our future product candidates that we may identify or develop;
•the scope, timing, progress and results of our clinical trials and investigational new drug (IND) applications, development efforts and other regulatory submissions;
•the effects of competition with respect to silevertinib or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
•our evaluation of potential partnership opportunities to advance the pivotal development of silevertinib in a timely manner and to successfully execute and realize the intended and potential benefits of any such potential partnership;
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
•our ability to establish or maintain collaborations or strategic relationships, the ability and willingness of our third-party strategic collaborators to undertake research and development activities relating to our current or future product candidates, and the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, if any;
•our expectations regarding the period during which we will remain an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act);
•our ability to maintain an effective system of internal controls; and
•the impact of macroeconomic and geopolitical developments on our business, including rising inflation and capital market disruptions, changes in U.S. governmental agencies, new or increased international tariffs and retaliatory tariffs, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, trade protection measures, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets.
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

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$29,993	$36,437
Investments	112,836	62,138
Prepaid expenses and other current assets	3,897	2,601
Total current assets	146,726	101,176
Property and equipment, net	1,214	1,387
Restricted cash	824	819
Right-of-use assets	17,460	19,009
Other non-current assets	161	249
Total assets	$166,385	$122,640
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$771	$4,007
Accrued expenses and other current liabilities	16,034	16,566
Total current liabilities	16,805	20,573
Non-current operating lease liabilities	16,970	18,782
Total liabilities	33,775	39,355
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at June 30, 2025 and December 31, 2024; 56,886,939 shares issued and outstanding at June 30, 2025 and 56,644,655 shares issued and outstanding at December 31, 2024	7	7
Additional paid-in capital	573,754	570,361
Accumulated other comprehensive (loss) income	(25)	24
Accumulated deficit	(441,126)	(487,107)
Total stockholders' equity	132,610	83,285
Total liabilities and stockholders' equity	$166,385	$122,640
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License revenue	$—	$—	$70,000	$—
Operating expenses:
Research and development	$9,319	$12,556	$19,825	$26,101
General and administrative	4,101	9,574	9,065	16,275
Total operating expenses	13,420	22,130	28,890	42,376
Income (loss) from operations	(13,420)	(22,130)	41,110	(42,376)
Other income (expense):
Interest income	1,118	464	1,713	1,101
Other income (expense)	1,741	1,757	3,158	3,141
Total other income (expense), net	2,859	2,221	4,871	4,242
Net income (loss)	$(10,561)	$(19,909)	$45,981	$(38,134)

Net income (loss) per share - basic	$(0.19)	$(0.36)	$0.81	$(0.71)
Net income (loss) per share - diluted	$(0.19)	$(0.36)	$0.80	$(0.71)

Weighted average common shares outstanding - basic	56,803,450	55,155,220	56,734,010	53,482,034
Weighted average common shares outstanding - diluted	56,803,450	55,155,220	57,474,118	53,482,034

Comprehensive income (loss):
Net income (loss)	$(10,561)	$(19,909)	$45,981	$(38,134)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	(6)	(20)	(49)	(88)
Comprehensive income (loss)	$(10,567)	$(19,929)	$45,932	$(38,222)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$45,981	$(38,134)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	3,477	6,999
Depreciation expense	173	172
(Accretion) amortization on investments	(838)	(2,037)
Gain on sale of investments	(3)	—
Noncash rent expense	1,549	1,465
(Gain) Loss on sale of equipment	(23)	(38)
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(573)	(1,149)
Other non-current assets	88	(337)
Accounts payable	(3,236)	(1,561)
Accrued expenses and other current liabilities	(532)	354
Non-current operating lease liabilities	(1,812)	(1,659)
Net cash provided by (used in) operating activities	44,251	(35,925)

Cash flows from investing activities:
Proceeds from sale of equipment	23	38
Proceeds from sales and maturities of investments	62,583	79,000
Purchases of investments	(113,212)	(92,032)
Net cash provided by (used in) by investing activities	(50,606)	(12,994)

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP, net of restricted stock surrendered for taxes	(84)	514
Proceeds from issuance of common stock, net of issuance costs	—	24,994
Net cash provided by financing activities	(84)	25,508
Net (decrease) increase in cash and cash equivalents	(6,439)	(23,411)
Cash, cash equivalents and restricted cash, beginning of period	37,256	57,044
Cash, cash equivalents and restricted cash, end of period	$30,817	$33,633

Cash and cash equivalents, end of period	$29,993	$32,811
Restricted cash, end of period	824	822
Cash, cash equivalents and restricted cash, end of period	$30,817	$33,633
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - December 31, 2023	51,645,557	$7	$534,187	$(27)	$(417,431)	$116,736
Issuance of common stock, net of issuance costs	800,000	—	4,000	—	—	4,000
Exercise of common stock options	47,741	—	86	—	—	86
Vesting of restricted stock units	1,250	—	—	—	—	—
Issuance of common stock related to ESPP	26,659	—	64	—	—	64
Stock-based compensation	6,419	—	1,713	—	—	1,713
Unrealized gain (loss) on investments	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	(18,225)	(18,225)
BALANCE - March 31, 2024	52,527,626	7	540,050	(95)	(435,656)	104,306
Issuance of common stock, net of issuance costs	3,690,853	—	20,994	—	—	20,994
Exercise of common stock options	168,972	—	389	—	—	389
Vesting of restricted stock units	18,199	—	—	—	—	—
Surrender of shares for taxes	(4,696)	—	(25)	—	—	(25)
Stock-based compensation	7,533	—	5,286	—	—	5,286
Unrealized gain (loss) on investments	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(19,909)	(19,909)
BALANCE - June 30, 2024	56,408,487	$7	$566,694	$(115)	$(455,565)	$111,021
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value

BALANCE - December 31, 2024	56,644,655	$7	$570,361	$24	$(487,107)	$83,285
Issuance of common stock related to ESPP	17,567	—	32	—	—	32
Stock-based compensation	14,494	—	1,700	—	—	1,700
Unrealized gain (loss) on investments	—	—	—	(43)	—	(43)
Net income	—	—	—	—	56,542	56,542
BALANCE - March 31, 2025	56,676,716	7	572,093	(19)	(430,565)	141,516
Exercise of common stock options	12,608	—	26	—	—	26
Vesting of restricted stock units	270,000	—	—	—	—	—
Surrender of shares for taxes	(84,081)	—	(142)	—	—	(142)
Stock-based compensation	11,696	—	1,777	—	—	1,777
Unrealized gain (loss) on investments	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(10,561)	(10,561)
BALANCE - June 30, 2025	56,886,939	$7	$573,754	$(25)	$(441,126)	$132,610

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
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Historically, the Company has funded its operations primarily with proceeds from sales of common stock and preferred stock, and through the $70.0 million upfront payment received under the Servier Agreement in March 2025. The Company has had recurring losses and negative cash flows from operations in substantially all periods since inception and had an accumulated deficit of $441.1 million as of June 30, 2025. The Company expects to continue to generate operating losses for the foreseeable future.
As of August 7, 2025, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these condensed consolidated financial statements.

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

The Company continues to monitor the impact of macroeconomic developments and geopolitical developments, including political unrest, new or increased international tariffs and retaliatory tariffs, economic sanctions, high inflation, disruptions in capital markets, changes in U.S. governmental agencies, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, international trade relationships and military conflicts, on all aspects of its business, and has considered the impact of these factors on estimates within its financial statements. The extent to which future developments may impact the Company’s business, results of operations or financial condition are uncertain and cannot be predicted with confidence and there may be changes to estimates in future periods. As of the date of issuance of these condensed consolidated financial statements, the Company has not experienced material business disruptions or incurred impairment losses in the carrying value of its assets as a result of these factors and is not aware of any specific related event or circumstance that would require it to update its estimates.
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
In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use its judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and (d) the contract term and pattern of satisfaction of the performance obligations under step (v) above. The Company also uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the applicable agreement are recorded as a receivable in the Company’s condensed consolidated balance sheet.

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

3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at June 30, 2025 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$28,905	$—	$—	$28,905
Investments:
Commercial paper	—	31,662	—	31,662
Corporate bonds	—	76,186	—	76,186
U.S. Government agencies	—	4,988	—	4,988
Total	$28,905	$112,836	$—	$141,741

	Fair value measurements at December 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$35,345	$—	$—	$35,345
Investments:
Commercial paper	—	34,914	—	34,914
Corporate bonds	—	27,224	—	27,224
Total	$35,345	$62,138	$—	$97,483
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
There were no transfers in or out of Level 3 categories in the periods presented.

4. INVESTMENTS
As of June 30, 2025, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$31,685	$—	$(23)	$31,662
Corporate bonds	76,176	57	(47)	76,186
U.S. Government agencies	5,000	—	(12)	4,988
Total	$112,861	$57	$(82)	$112,836
As of December 31, 2024, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$34,900	$19	$(5)	$34,914
Corporate bonds	27,214	24	(14)	27,224
Total	$62,114	$43	$(19)	$62,138
As of June 30, 2025, all marketable securities held by the Company had remaining contractual maturities of three years or less.
As of December 31, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less.
As of June 30, 2025, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. The Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company also determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2025 and the year ended December 31, 2024.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
Furniture and fixtures	$17	$17
Leasehold improvements	2,512	2,512
Property and equipment	2,529	2,529
Less: accumulated depreciation	(1,315)	(1,142)
Total Property and Equipment, net	$1,214	$1,387

Depreciation expense for the six months ended June 30, 2025 and 2024 was $173 and $172, respectively.

6. EQUITY METHOD INVESTMENT
In December 2022, the Company received 9,000,000 shares of common stock in a newly formed antibody-focused precision oncology company, Revelio Therapeutics, Inc. (Revelio) (formerly known as Launchpad Therapeutics, Inc.), in exchange for contributing early discovery-stage antibody programs and granting Revelio a license to use its MAP drug discovery engine to discover, develop and commercialize large molecule therapeutics. As of December 31, 2024 and June 30, 2025, the Company had a voting interest in Revelio of 20.8% and 15.1%, respectively, and one seat on Revelio’s Board of Directors, which provide the Company with significant influence over Revelio. Other investors in Revelio include Versant Ventures and New Enterprise Associates (NEA), who are shareholders of the Company.
The Company accounted for the transaction under the equity method. As of June 30, 2025 and the year ended December 31, 2024, the carrying value of the investment in Revelio was zero. Since the Company has no obligation to provide financing support to Revelio, the Company is not required to record further losses exceeding the carrying value of the investment. The Company also determined that its investment in Revelio is not material or significant to its operations or financial position.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Contracted research services	$9,603	$8,226
Payroll and related expenses	2,224	4,373
Professional and consulting fees	425	563
Current portion of operating lease liability and other	3,782	3,404
Total accrued expenses and other current liabilities	$16,034	$16,566

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

Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$1,195	$5,204	$2,336	$6,827
Restricted stock units	552	2	1,081	18
Employee Stock Purchase Plan and Other	30	80	60	154
	$1,777	$5,286	$3,477	$6,999
For the six months ended June 30, 2025, the Company issued 26,190 shares of common stock under its 2020 Plan in accordance with its policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$810	$733	$1,591	$1,368
General and administrative	967	4,553	1,886	5,631
	$1,777	$5,286	$3,477	$6,999
Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2024	9,434,742	$7.48	6.6	$313
Granted	1,976,600	$2.51
Exercised	(12,608)	$2.11
Cancelled or forfeited	(788,494)	$10.12
Expired	(643,560)	$15.55
Outstanding June 30, 2025	9,966,680	$5.77	7.4	$584
Options vested or expected to vest at June 30, 2025	9,966,680	$5.77	7.4	$584
Options exercisable at June 30, 2025	5,358,566	$7.87	6.3	$380
For the six months ended June 30, 2025, total unrecognized compensation cost related to the unvested stock-options was $10,422, which is expected to be recognized over a weighted average period of 2.5 years.

Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the time-based restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The following table summarizes time-based restricted stock activity since January 1, 2025:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2024	540,000	$3.66
Granted	450,000	$2.52
Vested	(270,000)	$3.66
Cancelled or forfeited	(50,000)	$3.66
Unvested restricted common stock as of June 30, 2025	670,000	$2.89
The total fair value of time-based restricted stock units vested during the six months ended June 30, 2025 was $988.
For the six months ended June 30, 2025, there was $1,432 unrecognized compensation cost related to the time-based unvested restricted stock units.
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

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common shareholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(10,561)	$(19,909)	$45,981	$(38,134)

Weighted average common shares outstanding - basic	56,803,450	55,155,220	56,734,010	53,482,034
Effect of dilutive securities:
Options to purchase common stock	—	—	61,693	—
Restricted stock units	—	—	670,000	—
Employee stock purchase program	—	—	8,415	—
Weighted average common shares outstanding - diluted	56,803,450	55,155,220	57,474,118	53,482,034

Net income (loss) per share - basic	$(0.19)	$(0.36)	$0.81	$(0.71)
Net income (loss) per share - diluted	$(0.19)	$(0.36)	$0.80	$(0.71)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2025	2024
Options to purchase common stock	9,904,987	11,369,628
Unvested restricted stock	—	—
Shares issuable under employee stock purchase plan	—	86,858
Unvested performance restricted stock units	—	19,000
Warrants to purchase common stock	10,757	10,757
	9,915,744	11,486,243
10. LEASES
The Company has historically entered into lease arrangements for its facilities. As of June 30, 2025, the Company had two operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.

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
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease Cost
Operating lease cost	$1,054	$1,054	$2,108	$2,108
Short-term lease cost	—	16	—	33
Variable lease cost	229	202	488	439
Sublease income	(1,017)	(615)	(2,007)	(1,071)
Total lease cost	$266	$657	$589	$1,509

Other Operating Lease Information	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liability	$2,219	$2,160
Weighted-average remaining lease term	5.6	6.4
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the three and six months ended June 30, 2025 and 2024 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

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
License Agreements
The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of June 30, 2025, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2025 or December 31, 2024.
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
12. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the 401(k) Plan). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the Code). All matching contributions are fully vested when made. During the three and six months ended June 30, 2025 and 2024, the Company contributed $67, $221, $152 and $500, respectively, to the 401(k) Plan.
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
The following table is a reconciliation of the significant expense categories to segment net income (loss) regularly provided to the CODM when managing the Company’s single reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
License revenue	$—	$—	$(70,000)	$—
Program expenses:
Silevertinib research and development expenses	$5,518	$5,235	$10,722	$10,977
BDTX-4933 research and development expenses	—	1,564	1,018	3,071
Other research programs and development expenses[1]	371	555	933	1,157
Non-program expenses[2]	2,997	3,871	6,543	8,027
Personnel-related expenses	2,671	5,496	6,022	11,935
Other segment items[3]	(996)	3,188	(1,219)	2,967
Segment net (income) loss	$10,561	$19,909	$(45,981)	$38,134
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
The development milestone fees are fully constrained at the inception of the contract. The estimate of variable consideration and the judgements related to the constraints for the development milestones are reassessed each reporting period under the most likely amount method. As of and for the three and six months ended June 30, 2025, the Company determined the events underlying the milestones were not probable, therefore the variable consideration was fully constrained and no adjustments to the estimates have been made.
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
During the six months ended June 30, 2025, the Company recorded $70,000 in license revenue pursuant to the Servier Agreement and none in the six months ended June 30, 2024. Our annual 2025 estimated tax expense associated with this revenue, after the use of net operating losses, is $226 and is reflected in our income statement for the six months ended June 30, 2025.
15. SUBSEQUENT EVENTS
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. As the legislation was not signed into law until the Company’s third quarter of 2025, the impacts are not included in its operating results for the three and six months ended June 30, 2025. The Company will evaluate the impact of the newly enacted tax law, including its impact on the Company's forecasted annual effective tax rate, in subsequent periods as required.

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
Overview
We are a clinical-stage oncology company developing MasterKey therapies that target families of oncogenic mutations in patients with cancer. The foundation of our company is built upon a deep understanding of cancer genetics, onco-protein structure and function, and medicinal chemistry. Our MasterKey therapies are designed to address a broad spectrum of genetically defined tumors, overcome resistance, minimize wild-type mediated toxicities, and be brain-penetrant to treat central nervous system (CNS) disease. Our compounds target families of oncogenic mutations in clinically validated pathways. Our lead clinical-stage program, silevertinib (formerly BDTX-1535), is a brain-penetrant, fourth-generation epidermal growth factor receptor (EGFR) MasterKey inhibitor targeting epidermal growth factor receptor mutant (EGFRm) non-small cell lung cancer (NSCLC) and glioblastoma (GBM). In March 2025 we announced a global licensing agreement with Servier for our second clinical-stage asset, BDTX-4933, a potential best-in-class targeted therapy for RAF/RAS-mutant solid tumors, and received an upfront payment of $70.0 million.
We believe that our clinical-stage lead product candidate, silevertinib, has the potential to treat newly diagnosed patients with EGFRm NSCLC, as well as those with recurrent disease, based upon silevertinib’s ability to address greater than 50 classical and non-classical oncogenic driver mutations with greater potency than other EGFR tyrosine kinase inhibitors (TKIs), as well as uniquely target the C797S resistance mutation which can be acquired after treatment with osimertinib. Silevertinib was shown to be well tolerated and achieve durable clinical responses in our Phase 1 trial in patients with recurrent EGFRm NSCLC whose tumors expressed a range of mutation subtypes, including the acquired C797S resistance mutation and a broad spectrum of non-classical mutations. We are currently evaluating silevertinib in a Phase 2 clinical trial in patients with EGFRm NSCLC in both the recurrent setting (cohorts 1 and 2) and the frontline setting (cohort 3).
Enrollment in frontline patients harboring non-classical EGFR mutations (cohort 3, n=43) was completed in July 2025 and initial results from this cohort are anticipated in the fourth quarter of 2025. We plan to solicit U.S. Food and Drug Administration (FDA) feedback on a potential registrational path in frontline EGFRm NSCLC in the first half of 2026, when progression free survival data from the ongoing Phase 2 trial is anticipated. We are also exploring potential partnership opportunities to advance silevertinib into pivotal development.

In September 2024, we announced initial data demonstrating encouraging clinical responses and durability of silevertinib from our Phase 2 clinical trial in 27 patients with EGFRm NSCLC in the second- and third-line settings (cohorts 1 and 2). The 200 mg daily dose of silevertinib was selected for pivotal development, showing robust EGFRm target coverage and a favorable tolerability profile with no new safety signals observed. Based on an August 2024 data cutoff, a preliminary overall response rate (ORR) of 42% was seen in 19 patients with known osimertinib resistance EGFR mutations (9 patients from cohort 1 with PACC “P-loop αC-helix compressing” mutations and 10 patients from cohort 2 with C797S mutations). Acquisition of C797S was frequently observed in patients who progressed following treatment with osimertinib. PACC mutations represent a structure-function group of non-classical oncogenic driver mutations which may accumulate or be acquired following treatment with osimertinib. Encouraging durability was noted with a duration of response (DOR) of approximately eight months or more in the first three patients who achieved a partial response (PR), while 14 of the 19 patients remained on treatment. We expect to present final results (n=83) from this trial in the first half of 2026 and are exploring potential combination opportunities for silevertinib in the recurrent setting.
In June 2024, at the American Society of Clinical Oncology (ASCO) Annual Meeting, we presented preliminary data from the Phase 1 trial of silevertinib in patients with relapsed/recurrent GBM, demonstrating encouraging duration of treatment and clinical activity, and a tolerability profile consistent with the initial safety data from the dose escalation portion of the Phase 1 trial presented in 2023. At the June 2024 ASCO meeting, our collaborators at the Ivy Brain Tumor Center also presented initial intratumoral pharmacokinetic data from a Phase 0/1 trial in patients with recurrent high-grade glioma with EGFR alterations and/or fusions at initial diagnosis. Initial results from this trial, sponsored by the Ivy Brain Tumor Center, demonstrated that silevertinib exceeded the pre-specified threshold for drug concentration in brain tumor tissue and was generally well tolerated with expected EGFR-mediated side effects. Additional promising results from this trial were presented by the Ivy Brain Tumor Center at the European Association of Neuro-Oncology meeting in October 2024, at the Society of Neuro-Oncology Annual Meeting in November 2024 and at the American Association for Cancer Research annual meeting in April 2025. The data demonstrated that silevertinib penetrated rarely accessible regions of GBM and suppressed EGFR signaling in patient tumors. In March 2025, the Phase 0/1 trial was modified by the Ivy Brain Tumor Center to include newly diagnosed GBM patients with EGFR alterations.
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

To date, we have funded our operations primarily with proceeds from sales of our common stock and preferred stock, and through the $70.0 million upfront payment received under the Servier Agreement in March 2025. Since inception, we have incurred significant operating losses. Our net income was $46.0 million and our net loss was $38.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $441.1 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•advance clinical development of silevertinib;
•obtain, maintain, expand, enforce and protect our intellectual property portfolio;
•maintain existing collaborations or strategic relationships and identify and enter into future license agreements and collaborations with third parties;
•attract and retain key clinical, scientific, management and commercial personnel;
•seek marketing approvals for our product candidates that successfully complete clinical trials, if any; and
•acquire or in-license additional product candidates.
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of private and public equity offerings, debt financings or other capital sources, which may include collaborations and licensing arrangements with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates, and reduce headcount and general and administrative costs.
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
Additionally, we continue to actively monitor macroeconomic conditions and market volatility resulting from global and national economic developments, political unrest, new or increased international tariffs and retaliatory tariffs, high inflation, disruptions in capital markets, changes in international trade relationships, changes in U.S. governmental agencies, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, and military conflicts. While we believe such factors have had no significant impact on our business or financial results during the periods presented, future developments and potential impacts on our business are uncertain and cannot be predicted with confidence.
As of June 30, 2025, we had cash, cash equivalents and investments of approximately $142.8 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

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

Development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we continue our clinical development of silevertinib. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.
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
Results of operations
Comparison of the three months ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$9,319	$12,556	$(3,237)
General and administrative	4,101	9,574	(5,473)
Total operating expenses	13,420	22,130	(8,710)
Loss from operations	(13,420)	(22,130)	8,710
Other income (expense):
Interest income	1,118	464	654
Other (expense) income	1,741	1,757	(16)
Total other income (expense), net	2,859	2,221	638
Net loss	$(10,561)	$(19,909)	$9,348
Research and development
Research and development expenses were $9.3 million for the three months ended June 30, 2025, compared to $12.6 million for the three months ended June 30, 2024. The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Silevertinib research and development expenses	$5,518	$5,235	$283
BDTX-4933 research and development expenses	—	1,564	(1,564)
Other research programs and platform development expenses	371	555	(184)
Personnel expenses	2,356	4,146	(1,790)
Allocated facility expenses	890	795	95
Other expenses	184	261	(77)
	$9,319	$12,556	$(3,237)

The decrease of $3.2 million for the three months ended June 30, 2025 was primarily due to workforce efficiencies and decreased spend related to BDTX-4933 of $1.6 million as a result of its outlicensing to Servier in the first quarter of 2025, compared to the three months ended June 30, 2024. In addition, personnel expenses decreased by $1.8 million as we continue to capitalize on workforce efficiencies and focus on our development program.
General and administrative
General and administrative expenses were $4.1 million for the three months ended June 30, 2025 compared to $9.6 million for the three months ended June 30, 2024. The decrease was primarily a result of operational and workforce efficiencies from our corporate restructuring announced in the fourth quarter of 2024.
Other income (expense)
Other income was $2.9 million for the three months ended June 30, 2025, compared to $2.2 million for the three months ended June 30, 2024. The increase was primarily attributable to an increase in interest income in 2025 compared to 2024.
Comparison of the six months ended June 30, 2025 and 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
License revenue	$70,000	$—	$70,000
Operating expenses:
Research and development	19,825	26,101	(6,276)
General and administrative	9,065	16,275	(7,210)
Total operating expenses	28,890	42,376	(13,486)
Income (loss) from operations	41,110	(42,376)	83,486
Other income (expense):
Interest income	1,713	1,101	612
Other (expense) income	3,158	3,141	17
Total other income (expense), net	4,871	4,242	629
Net income (loss)	$45,981	$(38,134)	$84,115

Revenue
Revenue was $70.0 million for the six months ended June 30, 2025 compared to none for the six months ended June 30, 2024. The increase was a result of the upfront payment we received from Servier in the first quarter of 2025 under the Servier Agreement.
Research and development
Research and development expenses were $19.8 million for the six months ended June 30, 2025, compared to $26.1 million for the six months ended June 30, 2024. The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Silevertinib research and development expenses	$10,722	$10,977	$(255)
BDTX-4933 research and development expenses	1,018	3,071	(2,053)
Other research programs and platform development expenses	933	1,157	(224)
Personnel expenses	5,064	8,674	(3,610)
Allocated facility expenses	1,767	1,655	112
Other expenses	321	567	(246)
	$19,825	$26,101	$(6,276)
The decrease of $6.3 million for the six months ended June 30, 2025 was primarily due to a decrease of $0.3 million related to operational efficiencies gained as we progressed our clinical trial for silevertinib, combined with decreased spend relating to BDTX-4933 of $2.1 million related to the deprioritization of the program and subsequent licensing to Servier, compared to the six months ended June 30, 2024. In addition, personnel expenses decreased by $3.6 million as we continue to capitalize on workforce efficiencies and focus on advancing and optimizing development for silevertinib.
General and administrative
General and administrative expenses were $9.1 million for the six months ended June 30, 2025 compared to $16.3 million for the six months ended June 30, 2024. The decrease was primarily a result of operational and workforce efficiencies from our corporate restructuring announced in the fourth quarter of 2024.
Other income (expense)
Other income was $4.9 million for the six months ended June 30, 2025, compared to $4.2 million for the six months ended June 30, 2024. The increase was primarily attributable to an increase in interest income in 2025 compared to 2024.
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

On February 3, 2020, we completed an initial public offering (IPO) of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of our common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Through June 30, 2025, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock.
On November 14, 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC, which covers the offering, issuance and sale of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500.0 million. We simultaneously entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by us of up to $150.0 million of our common stock (the Shares) from time to time through Jefferies as our sales agent (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of June 30, 2025, we sold 4,490,853 shares of our common stock pursuant to the ATM Program, resulting in gross proceeds to us of approximately $25.0 million ($24.5 million net of offering costs).
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
As of June 30, 2025, we had cash, cash equivalents and investments of $142.8 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash provided by (used in) operating activities	$44,251	$(35,925)
Cash provided by (used in) investing activities	(50,606)	(12,994)
Cash provided by (used in) financing activities	(84)	25,508
Net increase (decrease) in cash and cash equivalents	$(6,439)	$(23,411)

Operating activities
During the six months ended June 30, 2025, we had cash provided by operating activities of $44.3 million, primarily resulting from our net income of $46.0 million, along with $4.3 million of non-cash items, partially offset by changes in our operating assets and liabilities of $6.1 million.
During the six months ended June 30, 2024, we used cash in operating activities of $35.9 million, primarily resulting from our net loss of $38.1 million, partially offset by the non-cash charge related to stock compensation expense of $7.0 million.
Changes in accounts payable and accrued expenses in all periods were generally due to the advancement of our product candidate and the timing of vendor invoicing and payments.
Investing activities
During the six months ended June 30, 2025, we had cash used in investing activities of $50.6 million primarily from the sales and maturities of investments, netted against our purchase of investments.
During the six months ended June 30, 2024, we had cash used in investing activities of $13.0 million primarily from the sales and maturities of investments, netted against our purchase of investments.
Financing activities
During the six months ended June 30, 2025, we had cash used in financing activities of less than $0.1 million, consisting of proceeds from the participation in the 2020 Employee Stock Purchase Plan (ESPP) offset by the shares surrendered to cover taxes from a restricted stock unit vesting.
During the six months ended June 30, 2024, we had cash provided by financing activities of $25.5 million consisting of proceeds from the sale of shares of our common stock pursuant to the ATM Program as well as exercises of stock options and participation in the ESPP.
Funding requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance clinical trials of silevertinib. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. The timing and amount of our operating expenditures will depend largely on our ability to:
•advance silevertinib through clinical trials, either independently or with a partner;
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

As of June 30, 2025, we had cash, cash equivalents and investments of $142.8 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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
•Servier’s ability to develop and commercialize BDTX-4933 and the receipt of potential milestone and royalty payments from commercial product sales, along with tiered royalties based on global net sales, if any, under the Servier Agreement;
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
•our ability to establish and maintain additional collaborations and license agreements on favorable terms, if at all, and the ability and willingness of our third-party strategic collaborators to undertake research and development activities relating to our product candidates, and the success of those collaborations and license agreements;
•the extent to which we acquire or in-license other product candidates and technologies;
•the ongoing costs of operating as a public company; and
•general macroeconomic, geopolitical, industry and market conditions, including increases in inflationary rates, tariffs, interest rates and supply chain constraints.

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
Contractual obligations and commitments
The following summarizes our contractual obligations as of June 30, 2025:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Property leases - commenced	$4,538	$9,448	$4,819	$5,026	$23,831
Total	$4,538	$9,448	$4,819	$5,026	$23,831
Property leases – commenced
The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of June 30, 2025. The minimum lease payments do not include common area maintenance charges or real estate taxes.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA, other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. There is also substantial uncertainty as to how regulatory reform measures being implemented by the current U.S. administration, and other political developments, such as government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the FDA, SEC and U.S. Patent and Trademark Office (USPTO), on which our operations rely. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling or staffing changes, it could significantly impact the ability of the FDA and USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, government shutdowns could impact our ability to access the public markets and obtain additional capital in the future in order to properly capitalize and continue our operations.
Business, economic or geopolitical disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.
Broad-based business, macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, rising interest rates, international tariffs, changes in international trade relationships and military conflicts could adversely affect our ongoing or planned research and development activities. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Tariffs levied by the U.S. and other countries also may adversely affect financial markets and the global economy. For example, the U.S. has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, including tariffs aggregating 104% on imports from China, which have resulted in other countries imposing additional tariffs on imports from the U.S., including additional tariffs of 125% on imports from the U.S. announced by China, and is likely to continue to result in more retaliatory tariffs. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The current U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies.
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
For example, in March 2025, we entered into a global licensing agreement (the Servier Agreement) with Servier Pharmaceuticals LLC (Servier) for our second clinical-stage asset, BDTX-4933, a small molecule designed to address unmet medical needs in RAF/RAS-mutant solid tumors. Under the Servier Agreement, we granted to Servier a worldwide license to develop and commercialize BDTX-4933. Pursuant to the terms of the Servier Agreement, Servier will lead the development activities and the worldwide commercialization of BDTX-4933 across multiple indications, including NSCLC, with potential applications in other solid tumors. Failure by Servier to meet its obligations under the Servier Agreement, to apply sufficient efforts at developing and commercializing licensed products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. We are currently exploring potential partnerships for the pivotal development of silevertinib in EGFRm NSCLC and GBM.
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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress including resulting in aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through fiscal year 2031, absent additional action from Congress. In January 2013, the American Taxpayer Relief Act of 2012, or ATRA, was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, which can include small molecule drugs; and require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, also including small molecule drugs. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025, or the OBBB Act, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.
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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.
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
Since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. For example, the U.S. government has adopted new approaches to trade policy and in some cases may renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed substantial tariffs on most countries throughout the world and has further threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
Changes in tax law could adversely affect our business and financial condition.
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the OBBB Act was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, or the IRC, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBB Act provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBB Act provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Plans
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report on Form 10-Q.

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

Black Diamond Therapeutics, Inc.

Date: August 7, 2025	By:	/s/ Mark A. Velleca
Mark A. Velleca President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: August 7, 2025	By:	/s/ Erika Jones
Erika Jones Senior Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)