Form 10-Q
period 2025-09-30
Black Diamond Therapeutics, Inc.
filed 2025-11-06
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2025, the registrant had 56,974,913 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to maintain an effective system of internal controls; and
•the impact of macroeconomic and geopolitical developments on our business, including rising inflation and capital market disruptions, changes in or disruptions of U.S. governmental agencies whether from a continued U.S. federal government shutdown or reduced resources, new or increased international tariffs and retaliatory tariffs, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, trade protection measures, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets.
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

Part I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$30,864	$36,437
Investments	104,639	62,138
Prepaid expenses and other current assets	3,489	2,601
Total current assets	138,992	101,176
Property and equipment, net	1,128	1,387
Restricted cash	827	819
Right-of-use assets	16,669	19,009
Other non-current assets	117	249
Total assets	$157,733	$122,640
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$975	$4,007
Accrued expenses and other current liabilities	14,570	16,566
Total current liabilities	15,545	20,573
Non-current operating lease liabilities	16,036	18,782
Total liabilities	31,581	39,355
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at September 30, 2025 and December 31, 2024; 56,943,413 shares issued and outstanding at September 30, 2025 and 56,644,655 shares issued and outstanding at December 31, 2024	8	7
Additional paid-in capital	575,626	570,361
Accumulated other comprehensive (loss) income	142	24
Accumulated deficit	(449,624)	(487,107)
Total stockholders' equity	126,152	83,285
Total liabilities and stockholders' equity	$157,733	$122,640
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License revenue	$—	$—	$70,000	$—
Operating expenses:
Research and development	$7,437	$12,914	$27,262	$39,015
General and administrative	3,541	5,216	12,606	21,491
Total operating expenses	10,978	18,130	39,868	60,506
Income (loss) from operations	(10,978)	(18,130)	30,132	(60,506)
Other income (expense):
Interest income	1,164	516	2,877	1,617
Other income (expense)	1,316	2,057	4,474	5,198
Total other income (expense), net	2,480	2,573	7,351	6,815
Net income (loss)	$(8,498)	$(15,557)	$37,483	$(53,691)

Net income (loss) per share - basic	$(0.15)	$(0.28)	$0.66	$(0.99)
Net income (loss) per share - diluted	$(0.15)	$(0.28)	$0.65	$(0.99)

Weighted average common shares outstanding - basic	56,929,103	56,507,956	56,799,755	54,498,037
Weighted average common shares outstanding - diluted	56,929,103	56,507,956	57,480,512	54,498,037

Comprehensive income (loss):
Net income (loss)	$(8,498)	$(15,557)	$37,483	$(53,691)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	167	222	118	134
Comprehensive income (loss)	$(8,331)	$(15,335)	$37,601	$(53,557)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$37,483	$(53,691)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	5,216	8,991
Depreciation expense	259	258
(Accretion) amortization on investments	(1,130)	(3,057)
Gain on sale of investments	(3)	—
Noncash rent expense	2,340	2,213
(Gain) Loss on sale of equipment	(24)	(86)
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(98)	(222)
Other non-current assets	132	(293)
Accounts payable	(3,032)	(353)
Accrued expenses and other current liabilities	(1,996)	1,507
Non-current operating lease liabilities	(2,746)	(2,515)
Net cash provided by (used in) operating activities	36,401	(47,248)

Cash flows from investing activities:
Proceeds from sale of equipment	24	86
Proceeds from sales and maturities of investments	86,083	109,000
Purchases of investments	(128,123)	(119,887)
Net cash provided by (used in) investing activities	(42,016)	(10,801)

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP, net of restricted stock surrendered for taxes	50	762
Proceeds from issuance of common stock, net of issuance costs	—	24,494
Net cash provided by financing activities	50	25,256
Net (decrease) increase in cash and cash equivalents	(5,565)	(32,793)
Cash, cash equivalents and restricted cash, beginning of period	37,256	57,044
Cash, cash equivalents and restricted cash, end of period	$31,691	$24,251

Cash and cash equivalents, end of period	$30,864	$23,425
Restricted cash, end of period	827	826
Cash, cash equivalents and restricted cash, end of period	$31,691	$24,251
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - December 31, 2023	51,645,557	$7	$534,187	$(27)	$(417,431)	$116,736
Issuance of common stock, net of issuance costs	800,000	—	4,000	—	—	4,000
Exercise of common stock options	47,741	—	86	—	—	86
Vesting of restricted stock units	1,250	—	—	—	—	—
Issuance of common stock related to ESPP	26,659	—	64	—	—	64
Stock-based compensation	6,419	—	1,713	—	—	1,713
Unrealized gain (loss) on investments	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	(18,225)	(18,225)
BALANCE - March 31, 2024	52,527,626	7	540,050	(95)	(435,656)	104,306
Issuance of common stock, net of issuance costs	3,690,853	—	20,494	—	—	20,494
Exercise of common stock options	168,972	—	389	—	—	389
Vesting of restricted stock units	18,199	—	—	—	—	—
Surrender of shares for taxes	(4,696)	—	(25)	—	—	(25)
Stock-based compensation	7,533	—	5,286	—	—	5,286
Unrealized gain (loss) on investments	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(19,909)	(19,909)
BALANCE - June 30, 2024	56,408,487	7	566,194	(115)	(455,565)	110,521
Exercise of common stock options	17,929	—	32	—	—	32
Issuance of common stock related to ESPP	87,443	—	216	—	—	216
Stock-based compensation	8,055	—	1,992	—	—	1,992
Unrealized gain (loss) on investments	—	—	—	222	—	222
Net loss	—	—	—	—	(15,557)	(15,557)
BALANCE - September 30, 2024	56,521,914	$7	$568,434	$107	$(471,122)	$97,426
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value

BALANCE - December 31, 2024	56,644,655	$7	$570,361	$24	$(487,107)	$83,285
Issuance of common stock related to ESPP	17,567	—	32	—	—	32
Stock-based compensation	14,494	—	1,700	—	—	1,700
Unrealized gain (loss) on investments	—	—	—	(43)	—	(43)
Net income	—	—	—	—	56,542	56,542
BALANCE - March 31, 2025	56,676,716	7	572,093	(19)	(430,565)	141,516
Exercise of common stock options	12,608	—	26	—	—	26
Vesting of restricted stock units	270,000	—	—	—	—	—
Surrender of shares for taxes	(84,081)	—	(142)	—	—	(142)
Stock-based compensation	11,696	—	1,777	—	—	1,777
Unrealized gain (loss) on investments	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(10,561)	(10,561)
BALANCE - June 30, 2025	56,886,939	7	573,754	(25)	(441,126)	132,610
Exercise of common stock options	41,166	1	120	—	—	121
Issuance of common stock related to ESPP	7,174	—	13	—	—	13
Stock-based compensation	8,134	—	1,739	—	—	1,739
Unrealized gain (loss) on investments	—	—	—	167	—	167
Net loss	—	—	—	—	(8,498)	(8,498)
BALANCE - September 30, 2025	56,943,413	$8	$575,626	$142	$(449,624)	$126,152

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
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Historically, the Company has funded its operations primarily with proceeds from sales of common stock and preferred stock, and through the $70.0 million upfront payment received under the Servier Agreement in March 2025. The Company has had recurring losses and negative cash flows from operations in substantially all periods since inception and had an accumulated deficit of $449.6 million as of September 30, 2025. The Company expects to continue to generate operating losses for the foreseeable future.
As of November 6, 2025, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these condensed consolidated financial statements.

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

The Company continues to monitor the impact of macroeconomic developments and geopolitical developments, including political unrest, new or increased international tariffs and retaliatory tariffs, economic sanctions, high inflation, disruptions in capital markets, changes in or disruptions of U.S. governmental agencies whether from a continued U.S. federal government shutdown or reduced resources, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, international trade relationships and military conflicts, on all aspects of its business, and has considered the impact of these factors on estimates within its financial statements. The extent to which future developments may impact the Company’s business, results of operations or financial condition are uncertain and cannot be predicted with confidence and there may be changes to estimates in future periods. As of the date of issuance of these condensed consolidated financial statements, the Company has not experienced material business disruptions or incurred impairment losses in the carrying value of its assets as a result of these factors and is not aware of any specific related event or circumstance that would require it to update its estimates.
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
Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. In the third quarter of 2025, the Company evaluated the impact of the enacted tax law and noted there is an immaterial impact on the forecasted annual effective tax rate for the period.
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

3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at September 30, 2025 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$29,778	$—	$—	$29,778
Investments:
Commercial paper	—	18,765	—	18,765
Corporate bonds	—	70,826	—	70,826
U.S. Government agencies	—	15,048	—	15,048
Total	$29,778	$104,639	$—	$134,417

	Fair value measurements at December 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$35,345	$—	$—	$35,345
Investments:
Commercial paper	—	34,914	—	34,914
Corporate bonds	—	27,224	—	27,224
Total	$35,345	$62,138	$—	$97,483
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
There were no transfers in or out of Level 3 categories in the periods presented.

4. INVESTMENTS
As of September 30, 2025, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$18,761	$5	$(1)	$18,765
Corporate bonds	70,696	142	(12)	70,826
U.S. Government agencies	15,040	14	(6)	15,048
Total	$104,497	$161	$(19)	$104,639
As of December 31, 2024, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$34,900	$19	$(5)	$34,914
Corporate bonds	27,214	24	(14)	27,224
Total	$62,114	$43	$(19)	$62,138
As of September 30, 2025, all marketable securities held by the Company had remaining contractual maturities of three years or less.
As of December 31, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less.
As of September 30, 2025, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. The Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company also determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the nine months ended September 30, 2025 and the year ended December 31, 2024.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
Furniture and fixtures	$17	$17
Leasehold improvements	2,512	2,512
Property and equipment	2,529	2,529
Less: accumulated depreciation	(1,401)	(1,142)
Total Property and Equipment, net	$1,128	$1,387

Depreciation expense for the nine months ended September 30, 2025 and 2024 was $259 and $258, respectively.

6. EQUITY METHOD INVESTMENT
In December 2022, the Company received 9,000,000 shares of common stock in a newly formed antibody-focused precision oncology company, Revelio Therapeutics, Inc. (Revelio) (formerly known as Launchpad Therapeutics, Inc.), in exchange for contributing early discovery-stage antibody programs and granting Revelio a license to use its MAP drug discovery engine to discover, develop and commercialize large molecule therapeutics. As of December 31, 2024 and September 30, 2025, the Company had a voting interest in Revelio of 20.8% and 15.1%, respectively, and one seat on Revelio’s Board of Directors, which provide the Company with significant influence over Revelio. Other investors in Revelio include Versant Ventures and New Enterprise Associates (NEA), who are shareholders of the Company.
The Company accounted for the transaction under the equity method. As of September 30, 2025 and the year ended December 31, 2024, the carrying value of the investment in Revelio was zero. Since the Company has no obligation to provide financing support to Revelio, the Company is not required to record further losses exceeding the carrying value of the investment. The Company also determined that its investment in Revelio is not material or significant to its operations or financial position.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Contracted research services	$8,249	$8,226
Payroll and related expenses	2,367	4,373
Professional and consulting fees	320	563
Current portion of operating lease liability and other	3,634	3,404
Total accrued expenses and other current liabilities	$14,570	$16,566

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
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$1,167	$1,927	$3,503	$8,754
Restricted stock units	545	—	1,626	18
Employee Stock Purchase Plan and Other	27	65	87	219
	$1,739	$1,992	$5,216	$8,991
For the nine months ended September 30, 2025, the Company issued 34,324 shares of common stock under its 2020 Plan in accordance with its policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$812	$728	$2,403	$2,096
General and administrative	927	1,264	2,813	6,895
	$1,739	$1,992	$5,216	$8,991

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2024	9,434,742	$7.48	6.6	$313
Granted	1,976,600	$2.51
Exercised	(53,774)	$2.73
Cancelled or forfeited	(862,122)	$9.73
Expired	(745,975)	$13.97
Outstanding September 30, 2025	9,749,471	$5.81	7.3	$5,511
Options vested or expected to vest at September 30, 2025	9,749,471	$5.81	7.3	$5,511
Options exercisable at September 30, 2025	5,496,131	$7.74	6.3	$2,177
For the nine months ended September 30, 2025, total unrecognized compensation cost related to the unvested stock-options was $9,256, which is expected to be recognized over a weighted average period of 2.3 years.
Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the time-based restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The following table summarizes time-based restricted stock activity since January 1, 2025:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2024	540,000	$3.66
Granted	450,000	$2.52
Vested	(270,000)	$3.66
Cancelled or forfeited	(50,000)	$3.66
Unvested restricted common stock as of September 30, 2025	670,000	$2.89
The total fair value of time-based restricted stock units vested during the nine months ended September 30, 2025 was $988.
For the nine months ended September 30, 2025, there was $886 unrecognized compensation cost related to the time-based unvested restricted stock units.

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
The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common shareholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(8,498)	$(15,557)	$37,483	$(53,691)

Weighted average common shares outstanding - basic	56,929,103	56,507,956	56,799,755	54,498,037
Effect of dilutive securities:
Restricted stock units	—	—	670,000	—
Warrants to purchase common stock	—	—	10,757	—
Weighted average common shares outstanding - diluted	56,929,103	56,507,956	57,480,512	54,498,037

Net income (loss) per share - basic	$(0.15)	$(0.28)	$0.66	$(0.99)
Net income (loss) per share - diluted	$(0.15)	$(0.28)	$0.65	$(0.99)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2025	2024
Options to purchase common stock	9,749,471	11,235,628
Shares issuable under employee stock purchase plan	—	27,518
Unvested performance restricted stock units	—	19,000
Warrants to purchase common stock	—	10,757
	9,749,471	11,292,903
10. LEASES
The Company has historically entered into lease arrangements for its facilities. As of September 30, 2025, the Company had two operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.

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
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease Cost
Operating lease cost	$1,054	$1,054	$3,162	$3,162
Short-term lease cost	—	16	—	49
Variable lease cost	259	237	747	676
Sublease income	(1,020)	(989)	(3,027)	(2,060)
Total lease cost	$293	$318	$882	$1,827

Other Operating Lease Information	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liability	$3,338	$3,250
Weighted-average remaining lease term	5.4	6.2
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the three and nine months ended September 30, 2025 and 2024 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

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
License Agreements
The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of September 30, 2025, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2025 or December 31, 2024.
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
12. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the 401(k) Plan). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the Code). All matching contributions are fully vested when made. During the three and nine months ended September 30, 2025 and 2024, the Company contributed $81, $302, $119 and $619, respectively, to the 401(k) Plan.
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
The following table is a reconciliation of the significant expense categories to segment net income (loss) regularly provided to the CODM when managing the Company’s single reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
License revenue	$—	$—	$(70,000)	$—
Program expenses:
Silevertinib research and development expenses	$3,760	$6,372	$14,482	$17,349
BDTX-4933 research and development expenses	—	848	1,018	3,919
Other research programs and development expenses[1]	434	525	1,367	1,682
Non-program expenses[2]	2,561	2,916	9,104	10,943
Personnel-related expenses	2,399	5,344	8,421	17,279
Other segment items[3]	(656)	(448)	(1,875)	2,519
Segment net (income) loss	$8,498	$15,557	$(37,483)	$53,691
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
The development milestone fees are fully constrained at the inception of the contract. The estimate of variable consideration and the judgments related to the constraints for the development milestones are reassessed each reporting period under the most likely amount method. As of and for the three and nine months ended September 30, 2025, the Company determined the events underlying the milestones were not probable, therefore the variable consideration was fully constrained and no adjustments to the estimates have been made.
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
During the nine months ended September 30, 2025, the Company recorded $70,000 in license revenue pursuant to the Servier Agreement and none in the nine months ended September 30, 2024. We anticipate that our net operating losses will cover our annual 2025 tax expense associated with this revenue.

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
Enrollment in frontline patients harboring non-classical EGFR mutations (cohort 3, n=43) was completed in July 2025, and we are on track to announce initial results from this cohort in the fourth quarter of 2025. We plan to solicit U.S. Food and Drug Administration (FDA) feedback on a potential registrational path in frontline EGFRm NSCLC in the first half of 2026, when progression free survival data from the ongoing Phase 2 trial is anticipated. We are also continuing to explore potential partnership opportunities to advance silevertinib into pivotal development.

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
In June 2024, at the American Society of Clinical Oncology (ASCO) Annual Meeting, we presented preliminary data from the Phase 1 trial of silevertinib in patients with relapsed/recurrent GBM, demonstrating encouraging duration of treatment and clinical activity, and a tolerability profile consistent with the initial safety data from the dose escalation portion of the Phase 1 trial presented in 2023. At the June 2024 ASCO meeting, our collaborators at the Ivy Brain Tumor Center also presented initial intratumoral pharmacokinetic data from a Phase 0/1 trial in patients with recurrent high-grade glioma with EGFR alterations and/or fusions at initial diagnosis. Initial results from this trial, sponsored by the Ivy Brain Tumor Center, demonstrated that silevertinib exceeded the pre-specified threshold for drug concentration in brain tumor tissue and was generally well tolerated with expected EGFR-mediated side effects. Additional promising results from this trial were presented by the Ivy Brain Tumor Center at the European Association of Neuro-Oncology (EANO) meeting in October 2024, at the Society of Neuro-Oncology Annual Meeting in November 2024, at the American Association for Cancer Research annual meeting in April 2025, and at the EANO meeting in October 2025. The data demonstrated that silevertinib penetrated rarely accessible regions of GBM and suppressed EGFR signaling in patient tumors. In March 2025, the Phase 0/1 trial was modified by the Ivy Brain Tumor Center to include newly diagnosed GBM patients with EGFR alterations.
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

To date, we have funded our operations primarily with proceeds from sales of our common stock and preferred stock, and through the $70.0 million upfront payment received under the Servier Agreement in March 2025. Since inception, we have incurred significant operating losses. Our net income was $37.5 million and our net loss was $53.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $449.6 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
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
As of September 30, 2025, we had cash, cash equivalents and investments of approximately $135.5 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

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
Results of operations
Comparison of the three months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$7,437	$12,914	$(5,477)
General and administrative	3,541	5,216	(1,675)
Total operating expenses	10,978	18,130	(7,152)
Loss from operations	(10,978)	(18,130)	7,152
Other income (expense):
Interest income	1,164	516	648
Other (expense) income	1,316	2,057	(741)
Total other income (expense), net	2,480	2,573	(93)
Net loss	$(8,498)	$(15,557)	$7,059
Research and development
Research and development expenses were $7.4 million for the three months ended September 30, 2025, compared to $12.9 million for the three months ended September 30, 2024. The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Silevertinib research and development expenses	$3,760	$6,372	$(2,612)
BDTX-4933 research and development expenses	—	848	(848)
Other research programs and platform development expenses	434	525	(91)
Personnel expenses	2,205	4,001	(1,796)
Allocated facility expenses	875	972	(97)
Other expenses	163	196	(33)
	$7,437	$12,914	$(5,477)

The decrease of $5.5 million for the three months ended September 30, 2025 was primarily due to a decrease of $2.6 million related to operational efficiencies gained as we progressed our clinical trial for silevertinib, combined with decreased spend related to BDTX-4933 of $0.8 million as a result of its outlicensing to Servier in the first quarter of 2025, compared to the three months ended September 30, 2024. In addition, personnel expenses decreased by $1.8 million as we continue to capitalize on workforce efficiencies and focus on our development program.
General and administrative
General and administrative expenses were $3.5 million for the three months ended September 30, 2025 compared to $5.2 million for the three months ended September 30, 2024. The decrease was primarily a result of operational and workforce efficiencies from our corporate restructuring announced in the fourth quarter of 2024.
Other income (expense)
Other income was $2.5 million for the three months ended September 30, 2025, compared to $2.6 million for the three months ended September 30, 2024. The decrease was primarily attributable to an increase in interest income offset by a decrease in accretion on investments in 2025 compared to 2024.
Comparison of the nine months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
License revenue	$70,000	$—	$70,000
Operating expenses:
Research and development	27,262	39,015	(11,753)
General and administrative	12,606	21,491	(8,885)
Total operating expenses	39,868	60,506	(20,638)
Income (loss) from operations	30,132	(60,506)	90,638
Other income (expense):
Interest income	2,877	1,617	1,260
Other (expense) income	4,474	5,198	(724)
Total other income (expense), net	7,351	6,815	536
Net income (loss)	$37,483	$(53,691)	$91,174

Revenue
Revenue was $70.0 million for the nine months ended September 30, 2025 compared to none for the nine months ended September 30, 2024. The increase was a result of the upfront payment we received from Servier in the first quarter of 2025 under the Servier Agreement.
Research and development
Research and development expenses were $27.3 million for the nine months ended September 30, 2025, compared to $39.0 million for the nine months ended September 30, 2024. The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Silevertinib research and development expenses	$14,482	$17,349	$(2,867)
BDTX-4933 research and development expenses	1,018	3,919	(2,901)
Other research programs and platform development expenses	1,367	1,682	(315)
Personnel expenses	7,269	12,675	(5,406)
Allocated facility expenses	2,642	2,627	15
Other expenses	484	763	(279)
	$27,262	$39,015	$(11,753)
The decrease of $11.8 million for the nine months ended September 30, 2025 was primarily due to a decrease of $2.9 million related to operational efficiencies gained as we progressed our clinical trial for silevertinib, combined with decreased spend relating to BDTX-4933 of $2.9 million related to the deprioritization of the program and subsequent licensing to Servier, compared to the nine months ended September 30, 2024. In addition, personnel expenses decreased by $5.4 million as we continue to capitalize on workforce efficiencies and focus on advancing and optimizing development for silevertinib.
General and administrative
General and administrative expenses were $12.6 million for the nine months ended September 30, 2025 compared to $21.5 million for the nine months ended September 30, 2024. The decrease was primarily a result of operational and workforce efficiencies from our corporate restructuring announced in the fourth quarter of 2024.
Other income (expense)
Other income was $7.4 million for the nine months ended September 30, 2025, compared to $6.8 million for the nine months ended September 30, 2024. The increase was primarily attributable to an increase in interest income in 2025 compared to 2024.
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

On February 3, 2020, we completed an initial public offering (IPO) of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of our common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Through September 30, 2025, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock.
On November 14, 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC, which covers the offering, issuance and sale of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500.0 million. We simultaneously entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by us of up to $150.0 million of our common stock (the Shares) from time to time through Jefferies as our sales agent (the ATM Program). The Shelf Registration Statement became effective on November 22, 2022. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of September 30, 2025, we sold 4,490,853 shares of our common stock pursuant to the ATM Program, resulting in gross proceeds to us of approximately $25.0 million ($24.5 million net of offering costs).
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
As of September 30, 2025, we had cash, cash equivalents and investments of $135.5 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash provided by (used in) operating activities	$36,401	$(47,248)
Cash provided by (used in) investing activities	(42,016)	(10,801)
Cash provided by (used in) financing activities	50	25,256
Net increase (decrease) in cash and cash equivalents	$(5,565)	$(32,793)

Operating activities
During the nine months ended September 30, 2025, we had cash provided by operating activities of $36.4 million, primarily resulting from our net income of $37.5 million, along with $6.7 million of non-cash items, partially offset by changes in our operating assets and liabilities of $7.7 million.
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
Investing activities
During the nine months ended September 30, 2025, we had cash used in investing activities of $42.0 million primarily from the sales and maturities of investments, netted against our purchase of investments.
During the nine months ended September 30, 2024, we had cash used in investing activities of $10.8 million primarily from the sales and maturities of investments, netted against our purchase of investments.
Financing activities
During the nine months ended September 30, 2025, we had cash provided by financing activities of less than $0.1 million, consisting of proceeds from exercises of stock options and the participation in the 2020 Employee Stock Purchase Plan (ESPP) offset by the shares surrendered to cover taxes from a restricted stock unit vesting.
During the nine months ended September 30, 2024, we had cash provided by financing activities of $25.3 million consisting of proceeds from the sale of shares of our common stock pursuant to the ATM Program as well as exercises of stock options and participation in the ESPP.
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

As of September 30, 2025, we had cash, cash equivalents and investments of $135.5 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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
Contractual obligations and commitments
The following summarizes our contractual obligations as of September 30, 2025:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Property leases - commenced	$4,568	$9,280	$4,399	$4,464	$22,711
Total	$4,568	$9,280	$4,399	$4,464	$22,711
Property leases – commenced
The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of September 30, 2025. The minimum lease payments do not include common area maintenance charges or real estate taxes.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
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
Disruptions at the FDA, other government agencies or comparable foreign regulatory authorities caused by funding shortages could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
Currently, federal agencies in the U.S. are operating under a federal government shutdown due to expiration of the continuing resolution on September 30, 2025. The duration of the current government shutdown is unknown. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels (including due to the government shutdown), ability to hire and retain key personnel and accept the payment of user fees, availability of personnel and other resources, and statutory, regulatory and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. The Trump Administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA, SEC and U.S. Patent and Trademark Office (USPTO). Any such reduction in personnel may result in longer review times by the FDA and other agencies.
Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA, other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. There is also substantial uncertainty as to how regulatory reform measures being implemented by the current U.S. administration, and other political developments, such as government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the FDA, SEC and USPTO, on which our operations rely. For example, over the last several years, including beginning on October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Specifically, on October 1, 2025, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If the shutdown continues for a prolonged period of time or a widespread freeze on federal funding continues, it could result in significant delays in the FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could have a material adverse effect on our business. Additionally, disruptions at the National Institutes of Health or changes to its budget may negatively impact our operations and ongoing clinical trials. Further, in our operations as a public company, current and future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Business, economic or geopolitical disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.
Broad-based business, macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, rising interest rates, international tariffs, changes in international trade relationships and military conflicts could adversely affect our ongoing or planned research and development activities. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Tariffs levied by the U.S. and other countries also may adversely affect financial markets and the global economy. For example, the U.S. has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, including tariffs aggregating 104% on imports from China, which have resulted in other countries imposing additional tariffs on imports from the U.S., including additional tariffs of 125% on imports from the U.S. announced by China, and is likely to continue to result in more retaliatory tariffs. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. On September 25, 2025, the U.S. announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S., and may impose more restrictions on goods. While pharmaceutical products are currently excluded from the baseline and reciprocal tariffs imposed by the U.S., such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our product candidates. In addition, the current U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies.
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

Additionally, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, if the operations of our third-party manufacturers of drug substances and drug products in China were to be negatively affected, including as a result of the escalation of tariffs or other trade restrictions or if the previously proposed federal legislation known as the BIOSECURE Act or a similar law were to be enacted, it could result in delays or disruptions in the supply of our product candidates and the conduct of our clinical studies. Although the BIOSECURE Act was not passed, in October 2025, versions of the National Defense Authorization Act of 2026 passed each respective chamber of Congress and both included an amendment that would effectively implement federal government contracting, loan, and grant restrictions similar to those proposed in the 2024 BIOSECURE Act. If the BIOSECURE Act or similar legislation is passed in the future, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators’ ability to manufacture or supply product candidates or advance our clinical development programs, which could materially and adversely affect our business and future prospects.
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the OBBB Act was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, or the IRC, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBB Act provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBB Act provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. In the third quarter of 2025, we evaluated the impact of the enacted tax law and noted that it had an immaterial impact on our forecasted annual effective tax rate for the period. However, future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Plans
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report on Form 10-Q.

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

Black Diamond Therapeutics, Inc.

Date: November 6, 2025	By:	/s/ Mark A. Velleca
Mark A. Velleca President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: November 6, 2025	By:	/s/ Erika Jones
Erika Jones Senior Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)