Form 10-K
period 2025-12-31
Black Diamond Therapeutics, Inc.
filed 2026-03-16
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _ TO _
COMMISSION FILE NUMBER 001-38501
___________________________________________
BLACK DIAMOND THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	81-4254660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 First Street, 18th Floor Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)
(617) 252-0848 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	BDTX	The Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $113,753,969 based on a closing price of $2.48 per share as quoted by the Nasdaq Global Select Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 11, 2026, the registrant had 57,288,750 shares of common stock, $0.0001 par value per share, outstanding.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K (Annual Report) incorporates by reference certain information from the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders (Proxy Statement), which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission (SEC) not later than 120 days after the registrant’s fiscal year ended December 31, 2025. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report.

Summary of the Material and Other Risks Associated with Our Business
Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business, including those described in Part II, Item IA. “Risk Factors” in this Annual Report. These risks include, but are not limited to, the following:
•We are very early in our development efforts and are substantially dependent on our lead clinical-stage product candidate, silevertinib. If we are unable to advance silevertinib or any of our future product candidates through clinical development, obtain regulatory approval and ultimately commercialize silevertinib or any of our future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
•Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our Phase 2 clinical trial for silevertinib in patients with newly diagnosed EGFR-altered glioblastoma (GBM) or our future product candidates.
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
•If we or if any of our licensees are unable to obtain and maintain patent and other intellectual property protection for silevertinib, BDTX-4933, BDTX-4876, our MAP drug discovery engine and our other product candidates and technology, or any other product candidates or technology we may develop, or if the scope of intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize silevertinib or any of our future product candidates or technology may be adversely affected.
•We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
•We have entered into a license agreement and may form or seek further collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.
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
•In the United States and some foreign jurisdictions, there have been and may continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system.
•We may be unable to adequately protect our information systems from cyberattacks, cybersecurity incidents, or compromises, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.
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
•our partnership with Servier Pharmaceuticals LLC (Servier) and the intended and potential benefits thereof, including the receipt of potential development and commercial milestone payments, along with tiered royalties based on global net sales, if any;
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
•the impact of macroeconomic and geopolitical developments on our business, including rising inflation and capital market disruptions, changes in or disruptions of U.S. governmental agencies, whether from a U.S. federal government shutdown or reduced resources, new or increased international tariffs and retaliatory tariffs, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, trade protection measures, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•other material risks and uncertainties, including those discussed in Part I, Item 1A, “Risk Factors” in this Annual Report.
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

Item 1. Business
We are a clinical-stage oncology company developing MasterKey therapies that target families of oncogenic mutations in patients with cancer. The foundation of our company is built upon a deep understanding of cancer genetics, onco-protein structure and function, and medicinal chemistry. Our MasterKey therapies are designed to address a broad spectrum of genetically defined tumors, overcome resistance, minimize wild-type mediated toxicities, and be brain-penetrant to treat central nervous system (CNS) disease. Our compounds target families of oncogenic mutations in clinically validated pathways. Our lead clinical-stage program, silevertinib (formerly BDTX-1535), a brain-penetrant, fourth-generation epidermal growth factor receptor (EGFR) MasterKey inhibitor, is currently being studied in a Phase 2 clinical trial in patients with epidermal growth factor receptor mutant (EGFRm) non-small cell lung cancer (NSCLC). We plan to initiate a randomized Phase 2 trial of silevertinib in newly diagnosed patients with EGFR altered glioblastoma (GBM) in the second quarter of 2026.
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
Black Diamond Therapeutics pipeline
We have a pipeline of orally available, potent and selective small molecule MasterKey inhibitors that target families of driver mutations in individual oncogenes for the treatment of cancer and genetic diseases. In addition to our lead program, silevertinib, our pipeline also includes an outlicensed clinical-stage product candidate and one development-stage product candidate. An overview of our pipeline is shown in the table below.

Silevertinib: a brain-penetrant, irreversible EGFR MasterKey inhibitor with potential to treat both EGFRm NSCLC and EGFR altered GBM
NSCLC
We believe that silevertinib has the potential to treat newly diagnosed patients with EGFRm NSCLC as well as those with recurrent disease, based upon silevertinib’s ability to address greater than 50 classical and non-classical oncogenic driver mutations with greater potency than other EGFR tyrosine kinase inhibitors (TKI’s), as well as uniquely target the C797S resistance mutation which can be acquired after treatment with osimertinib. Historically, EGFR inhibitors have demonstrated significant clinical benefit in patients with classical EGFR activating mutations and are the current frontline standard of care. However, over time, almost all patients acquire resistance and relapse. Furthermore, up to half of all NSCLC patients either have CNS metastases at diagnosis or will develop them while on treatment, which contributes to increased resistance to treatment and a poor prognosis. The majority of first and second-generation EGFR inhibitors do not adequately penetrate the CNS. While the third-generation EGFR inhibitor osimertinib has been shown to exhibit some CNS penetrance and delay the progression of CNS metastases, there are few options remaining to patients with “P-loop αC-helix compressing” mutations (PACC, a subset of non-classical mutations) that are insensitive to osimertinib. Moreover, there are no therapies approved for the treatment of patients when resistance to osimertinib presents due to the acquired resistance mutation C797S. Silevertinib has been observed to be highly brain-penetrant in the clinical setting. Silevertinib has also received Fast Track Designation from the U.S. Food and Drug Administration (FDA) for the treatment of patients with EGFR mutant C797S-positive NSCLC whose disease has progressed on/after a third-generation EGFR TKI.
The increasing use of next-generation sequencing of newly diagnosed NSCLC tumors has revealed that 23-30% of EGFRm patients harbor one or more non-classical mutations. Based upon real-world evidence gathered in collaboration with Guardant Health, these patients have significant unmet medical needs. We presented real-world treatment outcomes for newly diagnosed NSCLC patients with non-classical EGFR mutations at the 2024 European Society for Medical Oncology (ESMO) Congress. The analyses allowed association with real-world treatment practices and therapeutic outcomes. The findings further demonstrated that current treatment practices for patients with non-classical mutations are heterogenous: 36% of patients received osimertinib or afatinib and 60% of patients received chemotherapy and/or immunotherapy. Time to treatment discontinuation for patients with non-classical mutations was < 8 months, which is much shorter than the > 14 months observed for patients with a classical mutation who were receiving osimertinib. Our preclinical data for silevertinib showed greater potency against these non-classical mutations, including “P-loop αC-helix compressing” mutations (PACC), than currently available EGFR TKI’s that are used either off label or for a narrowly defined set of mutations in the frontline setting.

Silevertinib is currently being studied in a Phase 2 clinical trial in patients with EGFRm NSCLC in both the frontline and recurrent settings. In the fourth quarter of 2025, we announced initial data from our Phase 2 trial of 43 frontline NSCLC patients harboring a broad spectrum of 35 distinct non-classical EGFR mutations, including 16 patients with brain metastases (7 of whom had measurable CNS target lesions). All patients were enrolled at a 200 mg oral daily dose of silevertinib. Efficacy and safety were assessed with a November 3, 2025 data cutoff and median follow-up time as of this date was 7.2 months. The study is fully enrolled and remains ongoing. The initial data from this trial was encouraging with 25 confirmed partial responses and 1 confirmed complete response equating to a 60% Objective Response Rate (ORR by RECIST 1.1). CNS ORR (by RANO-BM) was 86% and the disease control rate (DCR) was 91%. No new safety signals were observed. Adverse events (AEs) experienced by a majority of patients include rash, stomatitis, diarrhea and paronychia and were managed with standard supportive care and dose interruptions or reductions without compromising response depth or durability. As of the November 3, 2025 data cutoff, 29 patients remained on therapy (5 of 29 after progression) with one patient having been on therapy for more than 19 months. We plan to present updated results from the Phase 2 NSCLC trial, including preliminary duration of response (DOR) and progression-free survival (PFS) data in the frontline setting (43 patients) as well as updated clinical results in the recurrent setting (83 patients), at a medical meeting in the second quarter of 2026.
GBM
Silevertinib has demonstrated encouraging CNS activity in multiple trials across NSCLC and GBM. In our Phase 2 clinical trial in frontline patients with EGFRm NSCLC 86% of patients achieved a confirmed CNS response. The results from our Phase 1 trial of silevertinib in patients with relapsed/recurrent GBM (presented at the American Society of Clinical Oncology (ASCO) Annual Meeting in 2024) showed encouraging duration of treatment and clinical activity, and a tolerability profile consistent with the initial safety data seen in patients with recurrent NSCLC. A Phase 0/1 “window of opportunity” study sponsored by the Ivy Brain Tumor Center in Phoenix, Arizona in patients with recurrent high-grade glioma (HGG) with EGFR alterations and/or fusions at initial diagnosis demonstrated that silevertinib exceeded the pre-specified threshold for drug concentration in the brain tumor tissue and was generally well tolerated. It also showed that silevertinib penetrates non-contrast enhancing regions of glioblastoma and suppresses EGFR signaling in patient tumors. Based on these data, together with the robust CNS ORR demonstrated by silevertinib to date in our Phase 2 trial in frontline EGFRm NSCLC patents, we believe that silevertinib is uniquely positioned as a potential treatment for patients with newly diagnosed EGFR-altered GBM. Following feedback on the study design received from the FDA in January 2026, we are preparing to initiate a randomized Phase 2 trial in this patient population in the second quarter of 2026. After a combination safety lead-in, the trial is expected to enroll approximately 150 newly diagnosed patients, randomized to receive temozolomide (TMZ) (as the control arm) or silevertinib plus TMZ (as the experimental arm). The eligible patient population will be on EGFRvIII-positive patients (approximately 30% of GBM patients) who are O-6-methylguanine-DNA methyltransferase (MGMT) -negative (unmethylated). Randomization and treatment will begin after patients have had surgical resection and radiation and are eligible for maintenance TMZ. The primary endpoint of the trial will be PFS (RANO by blinded independent committee review, or BICR), with a planned futility analysis, and an interim PFS analysis anticipated in the first half of 2028. The secondary endpoint of the trial will be overall survival (OS). The trial will be governed by an independent data monitoring committee (IDMC).
We are also continuing to explore potential partnership opportunities to advance silevertinib into pivotal development.

BDTX-4933: a highly selective, brain-penetrant RAF MasterKey inhibitor – global rights licensed to Servier
BDTX-4933 (also known as S241656) was designed to be a potent and selective, reversible oral inhibitor that targets broad families of oncogenic BRAF, KRAS and NRAS alterations. BDTX-4933 selectively targets constitutively active RAF dimers resulting from either BRAF mutations or other upstream oncogenic MAPK pathway alterations, such as KRAS and NRAS alterations. In preclinical tumor models, we observed that BDTX-4933 demonstrated brain-penetrant activity and achieved regression of tumors carrying a broad spectrum of KRAS mutations, NRAS alterations, as well as BRAF Class I, II, and III mutations. The program was in a Phase 1 clinical trial in patients with BRAF and select KRAS and NRAS mutation-positive cancers, with an emphasis on patients with non-G12C KRAS mutant NSCLC when it was outlicensed to Servier Pharmaceuticals LLC (Servier) in the first quarter of 2025. Pursuant to the license agreement, we granted to Servier a global license to develop and commercialize BDTX-4933. Under the terms of the license agreement, Servier will lead the development activities and the global commercialization of BDTX-4933 across multiple indications, including NSCLC, with potential applications in other solid tumors. In consideration for the license granted to Servier, we received an upfront payment of $70.0 million in March 2025 and will be eligible to receive up to $710.0 million in development and commercial sales milestone payments, along with tiered royalties based on global net sales.
FGFR Program
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
Our strategy
Our vision is to build a differentiated, global biopharmaceutical company developing and commercializing novel medicines for patients with genetically defined tumors. We are advancing compounds that have been discovered through improved understanding of mutant protein conformations to (i) identify novel oncogenic driver mutations and (ii) target families of oncogenic mutations with MasterKey therapies to address a greater number of patients. Our strategy is to explore development of these compounds starting in later-line settings, and based on results, to expand development into early-line settings where patients with these mutations have few treatment options and well tolerated oral therapies have implicit advantages for patients as compared to intravenously administered chemotherapy, antibody, or conjugate-based therapies. The critical components of our strategy include:
•Generate Phase 2 clinical trial results for silevertinib in patients with EGFRm NSCLC to enable a potential pivotal trial. We believe that the ability of silevertinib to target approximately 50 oncogenic mutations that are not sufficiently addressed by existing therapies, as well as its oral administration, tolerability profile, CNS penetrance, and clinical data generated to date, offers significant potential to treat patients with EGFRm NSCLC. We expect to seek guidance from the FDA on a potential pivotal trial design in the frontline setting, based on preliminary DOR and PFS data anticipated in the second quarter of 2026.
•Conduct a Phase 2 clinical trial for silevertinib in newly diagnosed patients with EGFR altered GBM to support a potential pivotal study. Silevertinib has demonstrated encouraging CNS activity in multiple trials across NSCLC and GBM, and we believe that it is uniquely positioned as a potential treatment for patients with newly diagnosed EGFR-altered GBM, a disease with significant unmet need. We plan to initiate a randomized Phase 2 trial in newly diagnosed GBM patients in the second quarter of 2026, with interim efficacy data expected in the first half of 2028.
•Evaluate potential strategic partnerships for the pivotal development of silevertinib and to maximize the value of our pipeline. We are exploring potential partnerships for the further development of silevertinib, including a potential pivotal trial in frontline EGFRm NSCLC. We also continue to review potential partnership opportunities and strategic alternatives for our FGFR program, BDTX-4876, as well as other transactions that may provide non-dilutive funding to the company.

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
Our product candidates and development programs
We have a pipeline of orally available, potent and selective small molecule MasterKey therapies that target genetic drivers in several cancers. We own worldwide commercial rights to silevertinib and our FGFR2/3 selective development candidate, BDTX-4876.
Silevertinib: a brain-penetrant, mutant selective, irreversible EGFR MasterKey inhibitor targeting EGFR classical, non-classical, and acquired resistance mutations in NSCLC and EGFR mutations expressed in GBM
Background and limitations of current EGFR inhibitors
In NSCLC, EGFR inhibitors have demonstrated significant clinical benefit in patients with classical EGFR activating mutations (Exon19del, L858R) and are the current frontline standard of care. However, over time, almost all patients acquire resistance and relapse. For the third-generation EGFR inhibitor osimertinib, acquired resistance can be associated with the acquisition of a non-classical mutation (e.g., L747P, L718Q) or acquired resistance mutation C797S, against which osimertinib is inactive. Additionally, a subset of NSCLC patients at primary diagnosis harbor non-classical EGFR mutations, including complex mutations that are poorly addressed with current therapies. Furthermore, up to half of all NSCLC patients either have CNS metastases at diagnosis or will develop them while on treatment. The majority of first- and second-generation EGFR inhibitors do not adequately penetrate the CNS, and while third-generation, brain-penetrant EGFR inhibitors such as osimertinib may delay the progression of CNS metastases, there are few options remaining to patients when resistance inevitably arises. Thus, treatment for patients who carry non-classical mutations at diagnosis or patients who have progressed on current EGFR targeted agents with acquired resistance mutations, including for patients with brain metastases, remains an area of high unmet medical need in NSCLC.
Our solution: silevertinib
Silevertinib is a potent, selective, irreversible, oral and brain-penetrant small molecule inhibitor designed to address the critical unmet need in NSCLC and GBM driven by EGFR alterations. The pharmacological activity of silevertinib was optimized to inhibit a wide spectrum of EGFR mutations that drive resistance, and to target CNS tumors through its potential for high brain exposure.

EGFR is a potent oncogene commonly altered in many cancers, including NSCLC and GBM. EGFR mutations in NSCLC commonly impact the kinase domain, while in GBM they occur primarily in the extracellular domain. In cell-based assays, silevertinib achieved potent inhibition of families of oncogenic EGFR mutations and selectivity versus normally expressed EGFR WT as compared to osimertinib. This includes classical, non-classical, acquired resistance, and complex mutations expressed in NSCLC. Silevertinib is not a potent inhibitor of Exon20 insertions or the T790M resistance mutation. In cell-based assays, silevertinib achieved potent MasterKey inhibition of a family of oncogenic EGFR variants expressed in GBM and EGFR amplification with selectivity versus normally expressed EGFR WT.
Clinical development
The IND application for silevertinib was cleared by the FDA in the first quarter of 2022, and the first-in-human clinical trial (BDTX1535-101) was also initiated in the first quarter of 2022. The Phase 1 dose escalation part of this trial enrolled patients harboring EGFR oncogenic alterations both in NSCLC and GBM and was completed in 2023. Clinical data from the dose escalation portion of the trial demonstrated promising clinical activity and a favorable tolerability profile for silevertinib in the recurrent setting.
NSCLC
In the third quarter of 2023, we began the silevertinib Phase 2 NSCLC clinical trial to assess ORR by RECIST 1.1 and DOR in patients with NSCLC in two initial cohorts: one cohort with the EGFR acquired resistance C797S mutation after progression on a third-generation EGFR TKI, and the other cohort in non-classical driver mutations (NCMs) after progression on an EGFR TKI, in each case with and without brain metastases.
In the third quarter of 2024, we announced initial data from the Phase 2 trial demonstrating encouraging clinical responses and durability of silevertinib in the second- and third-line settings. Based on an August 2024 data cutoff, a preliminary ORR of 42% was seen in 19 patients with known osimertinib resistance EGFR mutations (PACC “P-loop αC-helix compressing” and C797S mutations). Acquisition of C797S was frequently observed in patients who progressed following treatment with osimertinib. PACC mutations represent a structure-function group of non-classical oncogenic driver mutations which may accumulate or be acquired following treatment with osimertinib. Encouraging durability was noted with a DOR of approximately eight months or more in the first three patients who achieved a PR, while 14 of the 19 patients remained on treatment as of the cut-off date. The majority of adverse events were mild or moderate, and no new safety signals were observed. The most common on-target treatment-related adverse events were rash (70%) and diarrhea (35%). There were two cases of grade 3 rash, and no reported cases of grade 4 rash or grade 3/4 diarrhea. We completed enrollment of silevertinib in 83 patients with recurrent EGFRm NSCLC, and expect to report final data at a medical meeting in the second quarter of 2026.
Following feedback from the FDA, in the first quarter of 2024, we also initiated a Phase 2 cohort in frontline patients with NSCLC harboring non-classical mutations. Enrollment in this cohort was completed in July 2025 and in December 2025, we announced initial clinical data. 43 frontline NSCLC patients were enrolled harboring a broad spectrum of 35 distinct non-classical EGFR mutations, including 16 patients with brain metastases (7 of whom had measurable CNS target lesions). All patients were enrolled at a 200mg oral daily dose of silevertinib. Efficacy and safety were assessed with a November 3, 2025 data cutoff and median follow-up time as of the November 2025 data cutoff was 7.2 months. ORR by RECIST 1.1 was 60% with 25 confirmed partial responses and 1 confirmed complete response. CNS ORR (by RANO-BM) was 86% and the DCR was 91%. No new safety signals were observed. AEs experienced by a majority of patients include rash, stomatitis, diarrhea and paronychia and were managed with standard supportive care and dose interruptions or reductions without compromising response depth or durability. As of the November 2025 data cutoff, 29 patients remained on therapy (5 of 29 after progression) with one patient having been on therapy for more than 19 months.

Data from November 3, 2025 cut. (1) Patient awaiting confirmatory scan; if confirmed, CNS ORR is 100%. 3 patients not on waterfall plot are not evaluable (NE). (2) Patients with compound mutations are classified as “PACC” if at least one PACC mutation is present.

Data from November 3, 2025 cut. (1) Patients with compound mutations are classified as “PACC” if at least one PACC mutation is present.
We plan to present updated results from the Phase 2 NSCLC trial, including DOR and PFS data in the frontline setting (43 patients), at a medical meeting in the second quarter of 2026.

GBM
GBM is a difficult-to-treat, aggressive malignancy of the central nervous system. Standard therapy at diagnosis consists of surgical resection followed by radiation and chemotherapy. Prognosis remains poor, with only approximately 25% of newly diagnosed patients surviving two years or longer after diagnosis. At the time of diagnosis, approximately 52% of GBM tumors express one or more EGFR oncogenic alterations that affect the extracellular region of the receptor tyrosine kinase, consequently promoting oncogenic activation. We believe that current targeted therapies have been unsuccessful in treating GBM due to (i) the concurrent expression of different EGFR oncogenic alterations within individual patients, (ii) insufficient drug potency across different EGFR oncogenic alterations, (iii) paradoxical activation of mutant EGFR commonly found in GBM by earlier-generation inhibitors, and (iv) low levels of brain penetration. In preclinical models, we have shown that the mechanism of activation for these EGFR oncogenic alterations involves the formation of a constitutive dimer that exhibits a conformation leading to ligand-independent signaling shared by a family of extracellular domain EGFR alterations expressed in GBM. Silevertinib was designed to overcome these challenges and address the significant unmet need for new treatments for patients with GBM.
In the fourth quarter of 2023, we announced dose escalation results in 22 patients with GBM demonstrating clinical activity in heavily pre-treated patients, including 1 confirmed partial response and 8 patients with stable disease among 19 patients with measurable disease by RANO criteria. Of 22 patients evaluable for efficacy, 3 patients were shown to be on therapy longer than 10 months, 1 patient longer than 6 months, and 5 patients longer than 4 months. Importantly, historical PFS in this population is expected to last approximate 2-4 months. Silevertinib was shown to be generally well tolerated, with no new safety signals observed.
In the second quarter of 2024, at the ASCO Annual Meeting, we presented preliminary data from the Phase 1 trial of silevertinib in patients with relapsed/recurrent GBM, demonstrating encouraging duration of treatment and clinical activity, and a tolerability profile consistent with the initial safety data released in 2023.
Also, in the second quarter of 2024, initial results were presented at the ASCO Annual Meeting from an investigator (Ivy Brain Tumor Center) sponsored Phase 0/1 “window of opportunity” trial of silevertinib in patients with recurrent high-grade glioma with EGFR alterations and/or fusions at initial diagnosis and who underwent surgical intracranial tumor resection. The data presented demonstrated that silevertinib exceeded the pre-specified threshold for drug concentration in the brain tumor tissue and was generally well tolerated with expected EGFR-mediated side effects. Additional promising results from this trial were presented by the Ivy Brain Tumor Center at the European Association of Neuro-Oncology (EANO) annual meeting in the fourth quarter of 2024, and at the EANO, the Society of Neuro-Oncology (SNO), and the American Association for Cancer Research (AACR) annual meetings in 2025. These data demonstrated that silevertinib penetrates non-contrast enhancing regions of glioblastoma and suppresses EGFR signaling in patient tumors. In March 2025, the Phase 0/1 trial was modified by the Ivy Brain Tumor Center to include newly diagnosed GBM patients with EGFR alterations.
Based on these data and together with the robust CNS ORR demonstrated by silevertinib to date in our Phase 2 trial in frontline EGFRm NSCLC patents, we believe that silevertinib is uniquely positioned as a potential treatment for patients with newly diagnosed EGFR-altered GBM. Following feedback on the study design received from the FDA in January 2026, we are preparing to initiate a randomized Phase 2 trial in this patient population in the second quarter of 2026. After a combination safety lead-in of silevertinib plus temozolomide (TMZ), the trial is expected to enroll approximately 150 newly diagnosed patients, randomized to receive TMZ (as the control arm) or silevertinib plus TMZ (as the experimental arm). The eligible patient population will be on EGFRvIII-positive patients (approximately 30% of GBM patients) who are O-6-methylguanine-DNA methyltransferase (MGMT) -negative (unmethylated). Randomization and treatment will begin after patients have had surgical resection and radiation and are eligible for maintenance TMZ.
The primary endpoint of the trial will be PFS (RANO by BICR), with a planned futility analysis, and an interim PFS analysis anticipated in the first half of 2028. The secondary endpoint of the trial will be OS. The trial will be governed by an IDMC.

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
We face competition with respect to our current product candidate and will face competition with respect to our future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue targeted therapies for patients with genetically defined cancers. There are currently compounds approved and in development which target the EGFR pathway and against which we expect silevertinib to compete, including:
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
•In patients with EGFR non-classical mutations: afatinib, or Gilotrif, which is marketed by Boehringer Ingelheim and approved as frontline treatment of NSCLC patients with S768I, L861Q, and/or G719X mutations; osimertinib, or Tagrisso, which is marketed by AstraZeneca plc and is being prescribed off-label for NSCLC patients with exon 18 mutations; firmonertinib, which is under development by ArriVent Biopharma, Inc. and Shanghai Allist Pharmaceuticals Co. Ltd.; ORIC-114, which is under development by ORIC Pharmaceuticals, Inc.; zipalertinib, which is under development by Taiho Oncology, Inc. and Cullinan Therapeutics, Inc.; and BH-30643, which is under development by BlossomHill Therapeutics, Inc.
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
As of March 11, 2026, we own four U.S. provisional patent applications, eight U.S. patent applications, and two issued U.S. patents. We also own nine Patent Cooperation Treaty (PCT) patent applications, 127 foreign patent applications, and 18 issued foreign patents. Any U.S. or foreign patent issuing from these patent applications would be scheduled to expire from 2039 to 2046, excluding any additional term for patent term adjustment or patent term extension, and assuming that conversions are timely made based upon U.S. provisional patent applications, that national phase entries are timely made based upon the pending PCT applications, and the payment of all applicable maintenance or annuity fees. Below is an overview of patent applications covering silevertinib (formerly BDTX-1535), BDTX-4933, BDTX-4876, and our MAP drug discovery engine.
Silevertinib
As of March 11, 2026, we own four U.S. provisional patent applications, four U.S. patent applications, one issued U.S. patent, six PCT patent applications, 51 foreign patent applications, and 17 issued foreign patents that cover our non-small cell lung cancer and glioblastoma program, including the composition of matter for silevertinib, metabolites of silevertinib, formulation of silevertinib, polymorphs of silevertinib, as well as methods of using and making silevertinib. Any U.S. or foreign patent issued from these pending applications would be scheduled to expire between 2040 and 2046, assuming that conversions are timely made based upon U.S. provisional patent applications, and that national phase entries are timely made based upon the pending PCT applications, excluding any additional term for patent term adjustment or patent term extension.

BDTX-4933
As of March 11, 2026, we own two U.S. patent applications, two PCT patent applications, and 66 foreign patent applications that cover the BRAF program licensed to Servier pursuant to the license agreement entered in the first quarter of 2025, including the composition of matter for BDTX-4933, polymorphs of BDTX-4933, formulations of BDTX-4933, as well as methods of using and making BDTX-4933. Any U.S. or foreign patent issued from these pending applications would be scheduled to expire between 2042 and 2045, assuming that conversions are timely made based upon U.S. provisional patent applications, and that national phase entries are timely made based upon the pending PCT applications, excluding any additional term for patent term adjustment or patent term extension.
BDTX-4876
As of March 11, 2026, we own one U.S. patent application, one PCT patent application, ten foreign patent applications, and one foreign patent that cover our FGFR program, including the composition of matter for BDTX-4876, polymorphs of BDTX-4876, as well as methods of using and making BDTX-4876. Any U.S. or foreign patent issued from these pending applications would be scheduled to expire between 2042 and 2044, assuming that conversions are timely made based upon U.S. provisional patent applications, and that national phase entries are timely made based upon the pending PCT applications, excluding any additional term for patent term adjustment or patent term extension.
MAP drug discovery engine
As of March 11, 2026, we own one U.S. patent application that covers our MAP drug discovery engine and the use thereof in developing and applying therapeutics. Any U.S. patent issued from this U.S. patent application would be scheduled to expire in 2040, excluding any additional term for patent term adjustment or patent term extension.
Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO are often significantly narrowed by the time they issue, if they issue at all. Any of our pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. Our provisional patent applications may never result in issued patents and are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing the related provisional patent application. If we do not timely file non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional and national stage patent applications relating to our provisional and PCT patent applications, we cannot predict whether any of our future patent applications for silevertinib, BDTX-4933, BDTX-4876, or any of our other product candidates or technology will result in the issuance of patents that effectively protect silevertinib, BDTX-4933, BDTX-4876, or our other product candidates or technology. If we do not successfully obtain patent protection, or, even if we do obtain patent protection, if the scope of the patent protection we or our potential licensors obtain with respect to silevertinib, BDTX-4933, BDTX-4876, or our other product candidates or technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to our Intellectual Property.”

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same approved use or indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same approved use or indication before we do, unless we are able to demonstrate that our product is clinically superior. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Further, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
Rare pediatric disease designation and priority review vouchers
Under the FD&C Act, the FDA incentivizes the development of drugs that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher (PRV). A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Under current law, after September 30, 2029, the FDA may not award any rare pediatric disease priority vouchers, although the FDA’s authority to do so could be extended by Congress in the future.
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
•The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving, paying or providing remuneration (including any kickback, bribe, or rebate), directly or indirectly in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, arrangement or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute (AKS) or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act (FCA) or federal civil money penalties. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution.
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
•HIPAA, as further amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose certain requirements, including mandatory contractual terms, on covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their respective business associates and their subcontractors that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of such individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the AKS and FCA, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including the EU’s General Data Protection Regulation (GDPR), and dozens of US state and federal regulations also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these myriad requirements and if we fail to comply with an applicable state law requirement, federal regulation, or foreign privacy regime we could be subject to penalties.
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
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” President Trump may issue new executive orders designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. The Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS solicited feedback on some of these measures and has in the past implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs effective January 1, 2020. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.
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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation (MFN) price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the MFN lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.
On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (GLOBE) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (GENEROUS) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (PDABs) and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (UPLs) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. Some of these proposed measures, including drug importation and pharmacy benefit manager rebate rule changes, face legal challenges from industry groups and participants. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.
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
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies or health technology assessments that compare the cost-effectiveness of a particular product candidate to currently available therapies in order to obtain reimbursement or pricing approval. For example, in the EU Member States may restrict the range of products for which their national health insurance systems provide reimbursement or impose price controls on medicines. EU Member States may approve a specific price for a product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced EU Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will grant favorable reimbursement and pricing arrangements for any products, if approved in those countries.
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

•Centralized procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opinion of the European Medicines Agency’s, (EMA), Committee for Medicinal Products for Human Use (CHMP), the European Commission issues a single marketing authorization valid across the EU, and in the additional countries of the European Economic Area (Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (i.e. gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, which makes the final decision to grant the marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, for medicinal products of major public health interest, particularly from the perspective of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
•National authorization procedures—There are also two other possible routes to authorize products for therapeutic indications in several countries in the EU, which are available for products that fall outside the scope of the centralized procedure:
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
Under the above described procedures, before granting a marketing authorization, the EMA (for centralized procedures) or the competent authorities of the Member States (for national, decentralized or mutual recognition procedures) assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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
The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. In the EU a medicinal product may be designated as orphan medicinal product if it meets the following criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) without the benefits derived from orphan status, it is unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product would be of significant benefit to those affected by that condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no MAA shall be accepted, and no marketing authorization shall be granted for a similar medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, including if the product is sufficiently profitable not to justify maintenance of market exclusivity. Otherwise, orphan medicine marketing exclusivity may be revoked only in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the marketing authorization holder of the authorized orphan product consents to a second product application; or (iii) the marketing authorization holder of the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submission of the for marketing authorization application. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
In May 2017, the EU adopted the Regulation (EU) 2017/746 on in vitro diagnostic medical devices, or IVDR, which became applicable on 26 May 2022 and repealed Directive 98/79/EC on in vitro diagnostic medical devices. Devices that comply with the requirements of the IVDR will be entitled to bear the CE conformity marking, indicating that the device conforms to the general safety and performance requirements of the IVDR, and, accordingly, can be commercially distributed throughout the EU (in-vitro diagnostic medical devices cannot be marketed in the EU without a CE mark). The method of assessing conformity varies depending on the class of the product, but normally involves a third-party assessment by an independent “Notified Body”. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product.
Similar to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

In April 2014, Regulation (EU) No 536/2014 on clinical trials (Clinical Trials Regulation) was adopted, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all EU Member States, meaning no national implementing legislation is required. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the Clinical Trials Information System (CTIS); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed in a coordinated procedure led by a Reporting Member State, with the involvement of the Member States concerned. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
All of the aforementioned EU rules are generally applicable in the European Economic Area (EEA), which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.
The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.
The collection and use of personal data in the EEA is governed by the General Data Protection Regulation (GDPR). The GDPR has extraterritorial application and applies to organizations based outside the EEA that provide goods or services to residents in the EU. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EEA. GDPR grants individuals a number of data protection rights which they can exercise in relation to their personal information. Further, the GDPR enables individuals to claim damages for violations and introduces the right for non-profit organizations to bring claims on behalf of data subjects. The GDPR imposes strict rules on the transfer of personal data out of the EEA to the United States or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or €20 million, whichever is greater. The GDPR introduced additional complexity and requirements for additional mechanisms ensuring compliance with the new data protection rules. In addition, further to the United Kingdom (UK)’s exit from the EU, the UK’s EU (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. In 2025, the Data (Use and Access) Bill (DUA Act) passed both Houses of UK Parliament and received Royal Assent. The DUA Act alters requirements for international data transfers and marks a shift in the UK’s approach to data protection.
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

Brexit and the Regulatory Framework in the United Kingdom
Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom (UK) is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK however, new legislation such as the EU Clinical Trials Regulation, is not applicable in the UK. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) is the UK's standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland (together, "Great Britain", or GB), with Northern Ireland continuing to follow the EU regulatory regime for a period after Brexit. However, on January 1, 2025 a new arrangement called the "Windsor Framework" came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines. In particular, the MHRA is now responsible for approving medicinal products placed on the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has a role in UK marketing authorizations. A single UK-wide marketing authorizations will be granted by the MHRA for medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require, for packs placed on the UK market on or after January 1, 2025, a "UK Only" label is required, indicating they are not for sale in the EU. However, although separate authorization is now required to market medicinal products in the UK, since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g. the medicines regulatory authorities in Australia, Canada, Switzerland, Singapore, Japan, the U.S.A. and the EMA in the EU).
There is no pre-marketing authorization orphan designation in the UK. The MHRA reviews applications for orphan designation with the corresponding MAA. The criteria for orphan designation in the UK are similar to those in the EU, but are applied to the UK population not more than five in 10,000 in the UK). If granted, orphan market exclusivity is set from the date of first approval in the UK.
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
As of March 11, 2026, we had 21 full-time employees. Three of our employees have Ph.D. degrees, two have Pharm.D. degrees, and three have M.D. degrees. The following table shows the number of full-time employees as of March 11, 2026 engaged in either research and development or administrative functions. All of our employees are located in the United States.

Function	Employees
Research and development	12
Administrative	9
Total	21
None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

A highly skilled and engaged workforce is critical to achieving our business objectives and bringing value to patients, shareholders, and all stakeholders. We foster an inclusive culture that attracts, retains, engages, and develops our people. Additionally, the success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety and wellness. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.
We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, a 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, paid time off, family leave and flexible work schedules, among others. In addition to our broad-based equity award programs, we have used targeted equity-based grants with vesting conditions to facilitate retention of personnel.
Facilities
We lease office space for our principal office on a month-to-month basis, which is located at 245 First Street, 18th Floor, Cambridge, MA 02142. We lease a facility containing approximately 25,578 square feet of office space, which is located at One Main Street, Cambridge, MA 02142. The lease expires on August 31, 2028, subject to an option to extend the lease for five additional years. In December 2022, we entered into a sublease for one floor, approximately 14,439 square feet, of our Cambridge, MA office space, which also terminates on August 31, 2028. In December 2025, we entered into a sublease for the other floor, approximately 11,139 square feet, of our Cambridge, MA office space, which also terminates on August 31, 2028. We also lease approximately 18,120 square feet of office and laboratory space at 430 East 29th Street, New York, New York 10016. The lease expires on August 30, 2032, subject to an option to extend the lease for five additional years. In June 2024, we entered into a sublease for our office and laboratory space in New York, NY. The sublease terminates on June 30, 2026.
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
Corporate Information
We were formed as an LLC in December 2014 and we converted to a corporation in September 2016 under the laws of the State of Delaware under the name ASET Therapeutics, Inc. On January 2, 2018, we changed our name to Black Diamond Therapeutics, Inc. Our principal executive offices are located at 245 First Street, 18th Floor, Cambridge, MA 02142, and our telephone number is 617-252-0848. As of December 31, 2025, we have one subsidiary, Black Diamond Therapeutics Security Corporation, which was incorporated in 2019.

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
Risks related to the development of our product candidates
Risks related to clinical development
We are very early in our development efforts and are substantially dependent on our lead clinical-stage product candidate, silevertinib. If we are unable to advance silevertinib or any of our future product candidates through clinical development, obtain regulatory approval and ultimately commercialize silevertinib or any of our future product candidates, or experience significant delays in doing so, our business will be materially harmed.
We are very early in our development efforts. We are currently evaluating silevertinib in a Phase 2 clinical trial in patients with EGFRm NSCLC and an investigator sponsored Phase 0/1 trial in patients with GBM, and plan to initiate a randomized Phase 2 trial of silevertinib in newly diagnosed patients with EGFR altered GBM. We are evaluating partnership opportunities for our development-stage product candidate, BDTX-4876. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of silevertinib or one or more of our future product candidates. The success of our product candidates will depend on several factors, including the following:
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
•receipt of marketing approvals for our product candidates from applicable regulatory authorities;
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
There is no guarantee that the results obtained in preclinical studies or our ongoing clinical trials of silevertinib will be sufficient to obtain regulatory approval or marketing authorization. Negative results in the development of our lead product candidate may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates. Moreover, anti-tumor activity may be different in each of the different tumor types and for the different genetic mutations we plan on evaluating in the clinical trial and may differ from the results seen in our preclinical studies. Therefore, the tumor response may be low in patients with some cancers compared to others. This may result in discontinuation of development of a product candidate for patients with these tumor types and/or mutations due to insufficient clinical benefit while continuing development for a more limited population of patients more likely to benefit. As a consequence, we may have to negotiate with the FDA to reach agreement on defining the optimal patient population, study design and size in order to obtain regulatory approval, any of which may require significant additional resources and delay the timing of our clinical trials and ultimately the approval, if any, of any of our product candidates.
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
Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our Phase 2 clinical trial for silevertinib or future product candidates with the genetic mutations these product candidates are designed to target.
Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are focused on patients with specific genetic mutations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, for silevertinib, we cannot be certain how many patients will have the genetic mutations that this product candidate is designed to target or that the number of patients enrolled for each mutation will suffice for regulatory approval and inclusion of each such mutation in the approved label. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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
If we are unable to identify patients with the targeted genetic mutations, this could compromise our ability to seek participation in FDA’s expedited review and development programs, including Breakthrough Therapy Designation and Fast Track Designation, or otherwise seek to accelerate clinical development and regulatory timelines.
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
We have limited experience as a company in conducting clinical trials. In part because of this limited experience, we cannot be certain that any ongoing preclinical studies and clinical trials will be completed on time or if planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations (CROs), and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. For silevertinib, we have entered into master services agreements with CROs to conduct our clinical trials. There can be no assurance that we will be able to negotiate and enter into any additional master services agreement with other CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.
Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, potency, purity and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.
Before obtaining regulatory approvals for the commercial sale of our product candidates, including silevertinib, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.
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
We submitted an IND for silevertinib in December 2021, which was allowed by the FDA in the first quarter of 2022. However, we may not be able to file INDs for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.
Since the number of patients that we plan to dose in our Phase 2 clinical trial of silevertinib is smaller than the number of patients that would be enrolled in a registration trial, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.
The number of patients that we plan to dose in our initial clinical trials is small. The preliminary results of clinical trials with smaller sample sizes can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of silevertinib, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial clinical trials.
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
Additionally, some of the clinical trials we conduct may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our Phase 2 clinical trial of silevertinib in patients with EGFRm NSCLC included an open-label dosing design, the results from this clinical trial may not be predictive of future clinical trial results with this or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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
We are conducting the clinical trial for our lead product candidate at certain clinical sites outside the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Further, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a U.S. marketing application of foreign data more difficult or costly. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
Risks related to our approach
We are focused on the development of precision medicines for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we have taken to discover, and are taking to develop drugs is novel and may never lead to marketable products.
The discovery and development of precision medicines for patients with genetically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that the mutations targeted by our programs are oncogenic drivers, clinical results may not confirm this hypothesis or may only confirm it for certain mutations or certain tumor types. The patient populations for our product candidates are limited to those with specific target mutations and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients with the targeted mutations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and using nucleic acid based testing methods, like Next-Generation Sequencing, to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our products and achieve profitability. In addition, even if our approach is successful in showing clinical benefit for tumors harboring the targeted mutations targeted in our current clinical trials, we may never successfully identify additional oncogenic mutations for other receptor tyrosine kinases. Therefore, we do not know if our approach of treating patients with genetically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer.
Our approach to the development of product candidates is unproven, and we may not be successful in our efforts to develop product candidates with commercial value.

A key element of our strategy has been to use our MAP drug discovery engine to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of various cancers. Although our research and development efforts to date have resulted in our discovery and development of silevertinib and BDTX-4933, these clinical-stage candidates may not be safe or effective as cancer treatments, and we may not be able to develop any other product candidates. Our MAP drug discovery engine may not in the future support the continued expansion of our pipeline of product candidates. Our pipeline of product candidates and potential future product candidates may not be suitable for further clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our stock price.
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
Broad-based business, macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, changing interest rates, international tariffs, changes in international trade relationships and military conflicts could adversely affect our ongoing or planned research and development activities. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Tariffs levied by the U.S. and other countries also may adversely affect financial markets and the global economy. For example, in 2025, the U.S. imposed substantial tariffs on imports from its trading partners, including, without limitation, Canada, Mexico, the EU and China. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. While certain tariffs were subsequently suspended, modified, or temporarily reduced, and the U.S. Supreme Court ruling in February 2026 invalidated a significant portion of the tariffs previously imposed by the U.S. government under emergency statutory authority, the Trump administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. In addition, the Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. The applicability of, and lack of clarity around, trade tariffs imposed by the U.S. government and retaliatory tariffs imposed by other governments may have a significant impact on the financial condition of companies. We cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies.
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

Additionally, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, if the operations of our third-party manufacturers of drug substances and drug products in China were to be negatively affected, including as a result of the escalation of tariffs or other trade restrictions it could result in delays or disruptions in the supply of our product candidates and the conduct of our clinical studies. On December 18, 2025, the U.S. enacted the BIOSECURE Act, which prohibits U.S. federal agencies from entering into or renewing a contract with any company that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of that contract. It also prohibits loans or grant funding from U.S. federal agencies to entities that use any biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of the government grant or loan. The BIOSECURE Act does not identify any specific companies as “biotechnology companies of concern” but treats any company on the Department of Defense 1260H list of “Chinese military companies” as a “biotechnology company of concern.” By December 18, 2026, the Director of the Office of Management (OMB), and Budget will publish a full list of “biotechnology companies of concern” based on recommendations from key federal Secretaries and Directors, including Defense, Justice, HHS, Commerce, National Intelligence, Homeland Security, State, and National Cyber. The Director of OMB will thereafter review and update that list at least annually, based on recommendations from those key federal Secretaries and Directors. Although there is a five-year safe harbor for existing contracts with companies later designated as “biotechnology companies of concern,” the safe harbor is unavailable for existing contracts with companies named on the 1260H list as of December 18, 2025. As a result of this legislation, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators’ ability to manufacture or supply product candidates or advance our clinical development programs, which could materially and adversely affect our business and future prospects. We continue to assess the impact of the legislation and its potential impacts on our contractual relationships.
Any negative impact to patient enrollment or treatment or the timing and execution of our clinical trials could cause costly delays to our development programs, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. A severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all. For example, on October 1, 2025, the U.S. federal government shutdown through November 12, 2025, suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If we experience another prolonged government shutdown, it could result in increased uncertainty and volatility in the global economy and financial markets which could have a material adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.
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
We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•differing regulatory requirements in foreign countries, for example, many jurisdictions outside the United States do not have a pathway for accelerated drug approval (or an accelerated pathway is only available for limited categories of product candidates) and so obtaining regulatory approvals outside of the United States will take longer and be more costly than obtaining approval in the United States;
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism.
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

Product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Specifically for silevertinib, we expect competition primarily in the EGFRm NSCLC and GBM patient populations, including: combination of amivantamab, or Rybrevant®, and lazertinib or Lazcluze, which is marketed by Janssen Biotech, Inc.; patritumab deruxtecan, which is being developed by Merck & Co., Inc. and Daiichi Sankyo Co.; datopotamab deruxtecan, which is developed by AstraZeneca plc and Daiichi Sankyo Co.; ivonescimab, which is under development by Summit Therapeutics and Akeso; TAS3351, which is being developed by Taiho Oncology; BBT-207, which is being developed by Bridge Biotherapeutics, Inc.; JIN-A02, which is under development by J Ints Bio, afatinib, or Gilotrif® (Boehringer Ingelheim International GmbH) and approved as first-line treatment of NSCLC patients with S768I, L861Q, and/or G719X mutations; osimertinib, or Tagrisso® (AstraZeneca plc) which may be prescribed off-label for NSCLC patients with exon 18 mutations; firmonertinib, which is under development by ArriVent Biopharma, Inc. and Shanghai Allist Pharmaceuticals Co., Ltd.; ORIC-114 which is being developed by ORIC Pharmaceuticals, Inc.; zipalertinib, which is under development by Taiho Oncology, Inc. and Cullinan Therapeutics, Inc.; BH-30643, which is under development by BlossomHill Therapeutics, Inc.; WSD-0922-FU, which is under development by Wayshine Biopharm International Ltd.; and TAS-2940, which is under development by Taiho Oncology, Inc.
If our drug candidates, including silevertinib, are approved for the indications for which we are currently conducting or planning clinical trials, they will likely compete with the competitor drugs mentioned above and with other drugs that are currently in development. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see “Business—Competition.”
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
In addition, as an early clinical-stage company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. As we advance our product candidate, we will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates. Our most advanced product candidate, silevertinib, is currently only in a Phase 2 clinical trial. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations.
We have incurred significant net losses since we commenced operations in December 2014. For the years ended December 31, 2025 and 2024, we reported net income of $22.4 million and net loss of $69.7 million, respectively. As of December 31, 2025, we had an accumulated deficit of $464.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Most of our product candidates are in early clinical or preclinical stages of development and will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our most advanced product candidate, silevertinib, is currently only in a Phase 2 clinical trial. Our ability to generate revenue depends on a number of factors, including, but not limited to:
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

We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our clinical development activities and seek marketing approval for, our lead product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. However, we have estimated our current additional funding needs based on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For instance, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our equity or debt securities or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, changes in international trade relationships and military conflicts, potential for significant changes in U.S. policies or regulatory environment, high inflation, changing interest rates, international tariffs, future public health epidemics or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For example, the implementation of the recently enacted BIOSECURE Act has the potential to restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. This, in turn, could materially and adversely affect our or our collaborators’ ability to manufacture or supply product candidates or advance our clinical development programs, which could materially and adversely affect our business and future prospects. We continue to assess the impact of the legislation on our contractual relationships. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts.
We had cash, cash equivalents and investments of $128.7 million as of December 31, 2025. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations into the second half of 2028. Our future capital requirements will depend on many factors, including:
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
Risks related to government regulation
We are very early in our development efforts. Most of our product candidates are still in early clinical development. If we are unable to advance silevertinib or any of our future product candidates through clinical development, obtain regulatory approval and ultimately commercialize silevertinib or any of our future product candidates or experience significant delays in doing so, our business will be materially harmed.
We are very early in our development efforts, and most of our product candidates are still in early clinical or preclinical development. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of our product candidates, including the development of our lead clinical-stage product candidate, silevertinib. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development, approval and eventual commercialization of silevertinib or one or more of our future product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. The success of our product candidates will depend on several factors, including the following:
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. Our most advanced product candidate, silevertinib, is currently in a Phase 2 clinical trial in patients with EGFRm NSCLC. Whether the results from our current and future clinical trials will suffice to obtain approval will be a review issue and the FDA may not grant approval and may require that we conduct one or more controlled, randomized Phase 3 clinical trials to obtain approval. Global regulatory approvals in precision cancer medicines are limited. It may be difficult for the Company to obtain approvals outside of the U.S.
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
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication;
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
To obtain the requisite regulatory approvals to market and sell any of our product candidates, including silevertinib and any other future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe and effective in humans. Our product candidates may fail to demonstrate efficacy in humans, and particularly across tumor types. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, the EMA or other comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.
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
We may seek orphan drug status for silevertinib and some of our other future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

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
If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same biologic for the same approved use or indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same approved use or indication. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.
We may seek orphan drug designation for silevertinib and some or all of our other future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these products. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations. For example, the FDA has expressed concerns regarding the regulatory considerations for orphan drug designation as applied to tissue agnostic therapies, and the FDA may interpret the FD&C Act and regulations promulgated thereunder in a way that limits or blocks our ability to obtain orphan drug designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.
In addition, the FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
A Breakthrough Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We may seek Breakthrough Therapy designation for silevertinib and some or all of our future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we may seek Breakthrough Therapy designation for silevertinib and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive breakthrough therapy designation.
A Fast Track designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.
If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. Silevertinib received Fast Track Designation from the FDA for the treatment of patients with metastatic EGFRm C797S-positive NSCLC, without T790M mutation, whose disease has progressed on/after treatment with a third-generation EGFR TKI. We may seek Fast Track designation for silevertinib for additional indications or certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our other proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even where we have received Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

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
If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. In the current administration, the FDA has increased its enforcement scrutiny over prescription drug advertising, particularly direct-to-consumer product promotion and advertising. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
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
The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval. For more information, please see “Business—Government Regulation—Insurance Coverage and Reimbursement.”

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
Medicare reimbursement methodologies, whether under Part A, Part B, or clinical laboratory fee schedule may be amended from time to time, and we cannot predict what effect any change to these methodologies would have on any product candidate for which we receive approval.
Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, please see “Business—Government Regulation—Current and Future Healthcare Reform Legislation.”
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
Disruptions at the FDA, the SEC and other U.S. government agencies or comparable foreign regulatory authorities caused by reductions in staffing or funding shortages could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
Federal agencies in the U.S., including the FDA, the SEC and other comparable regulatory authorities, operate pursuant to annual appropriations and other political and budgetary processes, and may from time to time be subject to continuing resolutions, funding lapses, or other fiscal constraints. The FDA is currently funded through September 30, 2026. Without appropriation of sufficient funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA and other comparable regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels (including due to the government shutdown), the FDA’s or other comparable regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, availability of personnel and other resources, and statutory, regulatory and policy changes, and other events that may otherwise affect the FDA’s or other comparable regulatory authorities’ ability to perform routine functions. Average review times at the FDA and other comparable regulatory authorities have fluctuated in recent years and may continue to fluctuate as a result of these factors. In addition, government funding of the SEC and other U.S. government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, which is inherently fluid and unpredictable. For example, the Trump Administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA, SEC and U.S. Patent and Trademark Office (USPTO). Any such reduction in personnel may result in longer review times by the FDA and other agencies.
Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA, the SEC, the USPTO and other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.
Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. There is also substantial uncertainty as to the extent and manner in which regulatory reform measures being implemented by the current U.S. administration, and other political developments, such as government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the FDA, SEC and USPTO, on which our operations rely. For example, over the last several years, including from October 1, 2025 to November 12, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs again in the future, or if funding shortages or staffing limitations hinder or prevent the FDA, the SEC or other regulatory authorities from conducting their regulatory inspections, reviews or other regulatory activities, including formal or informal interactions with product developers, it could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could have a material adverse effect on our business. Additionally, disruptions at the National Institutes of Health or changes to its budget may negatively impact our operations and ongoing clinical trials. Further, in our operations as a public company, government shutdowns and/or substantial leadership, personnel, and policy changes at the SEC could impact our business by delaying review of our public filings, which in turn could delay or frustrate our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations or delay the review or effectiveness of required regulatory or securities filings.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, please see “Business—Government Regulation—Other Healthcare and Privacy Laws.”
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
Risks related to our intellectual property
Risks related to protecting our intellectual property
If we or any of our licensees are unable to obtain and maintain patent and other intellectual property protection for silevertinib, BDTX-4933, BDTX-4876, and our other product candidates and technology, or any other product candidates or technology we may develop, or if the scope of intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any of our future product candidates or technology may be adversely affected.

Our success depends in large part on the ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our product candidates, including silevertinib, BDTX-4933, BDTX-4876, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business, as well as successfully defending these patents against third-party challenges. If we or our licensees do not adequately protect our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.
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
To protect our proprietary position, we plan to file patent applications in the United States and abroad relating to our product candidates that are important to our business; we may in the future also license or purchase patents or patent applications owned by others. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we or any licensees are unable to secure or maintain patent protection with respect to silevertinib, BDTX-4933, BDTX-4876, or any other proprietary products and technology we develop, our business, financial condition, results of operations, and prospects would be materially harmed.
The U.S. provisional patent applications, the U.S. patent applications, or the PCT patent applications, and the foreign patent applications currently owned by us may never result in an issued patent. The U.S. provisional patent applications may not be eligible to become an issued patent until, among other things, we convert the U.S. provisional patent applications to one or more non-provisional patent applications within 12 months. If we or any licensees do not timely convert the U.S. provisional patent applications to any non-provisional application, we may lose our priority date with respect to our U.S. provisional patent applications and any patent protection on the inventions disclosed in such U.S. provisional patent applications. The pending PCT patent application is not eligible to become an issued patent until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. If we or any licensees do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in such PCT patent application. While we intend to timely convert the U.S. provisional patent applications to one or more non-provisional patent applications and to timely file a national stage patent application relating to our PCT patent application, we cannot predict whether any of our future patent applications for silevertinib, BDTX-4933, BDTX-4876, or any of our other product candidates will result in the issuance of patents that effectively protect silevertinib, BDTX-4933, BDTX-4876, or our other product candidates. If we or any licensees do not successfully obtain patent protection, or, even if we or any licensees do obtain patent protection, if the scope of the patent protection we or our licensees obtain with respect to silevertinib, BDTX-4933, BDTX-4876, or our other product candidates and technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection with respect to silevertinib, BDTX-4933, BDTX-4876, and our other product candidates would have a material adverse effect on our business, financial condition, results of operations and prospects.

The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any patents we may own or in-license in the future will have, or that any of our patent applications that mature into issued patents will include, claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. In addition, to the extent that we license intellectual property in the future, we cannot assure you that those licenses will remain in force. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan, and the term of any patents we may own or in-license in the future may be inadequate to protect our competitive position of our product candidates or technology for an adequate amount of time. In the United States, the natural expiration of a patent is generally 20 years after the non-provisional application is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.
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
The patent prosecution process is complex, expensive, time-consuming and inconsistent across jurisdictions. Patent license negotiations also can be complex and protracted, with uncertain results. We or any licensees may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent rights at a commercially reasonable cost or in a timely manner. In addition, we or any licensees may not pursue or obtain patent protection in all relevant markets. It is possible that we or any licensees will fail to identify important patentable aspects of our research and development efforts in time to obtain appropriate or any patent protection. While we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development efforts, including for example, our employees, corporate collaborators, external academic scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose results before a patent application is filed, thereby endangering our ability to seek patent protection. In addition, publications of discoveries in the scientific and scholarly literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Consequently, we cannot be certain that we were the first to file for patent protection on the inventions claimed in our patent applications.

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
Moreover, some of our intellectual property, including any patents we may own or in-license in the future, may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such intellectual property, including patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we or any licensees or future licensors may need the cooperation of any such co-owners of our owned and in-licensed intellectual property, including patents and patent applications, in order to enforce such intellectual property against third parties, and such cooperation may not be provided to us or any licensees or our future licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below. If we or any licensees or our future licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.
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
•a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, including silevertinib, BDTX-4933, or BDTX-4876, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;
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
We have entered into a license agreement, and may form or seek further collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.
As part of our strategy, we have entered into a license agreement and may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop.
For example, in March 2025, we entered into a global licensing agreement (the Servier Agreement) with Servier Pharmaceuticals LLC (Servier) for our second clinical-stage asset, BDTX-4933, a small molecule designed to address unmet medical needs in RAF/RAS-mutant solid tumors. Under the Servier Agreement, we granted to Servier a worldwide license to develop and commercialize BDTX-4933. Pursuant to the terms of the Servier Agreement, Servier will lead the development activities and the worldwide commercialization of BDTX-4933 across multiple indications, including NSCLC, with potential applications in other solid tumors. Failure by Servier to meet its obligations under the Servier Agreement, to apply sufficient efforts at developing and commercializing licensed products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. We are also currently exploring potential partnerships for the pivotal development of silevertinib.
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
Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company or our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or the enactment of the BIOSECURE Act or similar legislation. While the BIOSECURE Act is primarily directed at U.S. government procurement and funding and has not yet been fully implemented through final regulations, there remains a continued policy interest in limiting U.S. companies’ relationships with biotechnology providers with relationships with foreign adversaries. For instance, if our, our collaborators’, or other third parties’ China-based suppliers or service providers were named as a “biotechnology company of concern,” such designation could have the downstream effect of restricting our ability to enter into contracts with or receive funding from U.S. federal agencies from purchasing services or equipment involving the use of those Chinese biotechnology companies, as well as supply chain disruptions or delays. In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators’ ability to manufacture or supply product candidates or advance our clinical development programs, which could materially and adversely affect our business and future prospects.
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
As of December 31, 2025, we had 21 full-time employees. We may hire new employees to conduct our development activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel to expand our operations. Future growth would impose significant added responsibilities on members of management, including:
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
Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal computer systems and those of our current and future CROs, vendors and other contractors and consultants may be vulnerable to breakdown or other damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Furthermore, the use of artificial intelligence (AI) technologies by use and third-party vendors can also give rise to cybersecurity risks as well as intellectual property risks, including the disclosure or compromise of our confidential information or other proprietary intellectual property through the use of generative AI tools, or the ability to assert or defend ownership rights in intellectual property created with the use of generative AI tools. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies and clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (IRC), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, and may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2025, we had gross U.S. federal net operating loss carryforwards of $322 million, state net operating loss carryforwards of $221 million and U.S. federal research and development tax credit carryforwards of $13 million, each of which will begin to expire at various dates through 2045 and which could be limited if we experience an “ownership change.”
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
•general geopolitical, industry and macroeconomic conditions, such as recessions, interest rates, fuel prices, foreign currency fluctuations, tariffs (including tariffs that have been or may in the future be imposed by the United States or other countries), sanctions, trade protection measures or other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade), social, political and economic risks and military acts of war or terrorism; and
•other events or factors, many of which are beyond our control.
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
We have never declared or paid cash dividends on shares of our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, we may enter into agreements that prohibit us from paying cash dividends without prior written consent from our contracting parties, or which other terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock, which may never occur.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

Based upon our common stock outstanding as of December 31, 2025, our executive officers, directors, and their affiliates beneficially owned a significant percentage of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
We are a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

Effective as of December 31, 2025, the fifth anniversary of the closing of our IPO, we no longer qualify as an “emerging growth company.” As a result, commencing with this Annual Report, we are no longer be eligible to take advantage of certain exemptions from various reporting requirements that are applicable to emerging growth companies.
Even though we no longer qualify as an emerging growth company, we still qualify as a “smaller reporting company” and a “non-accelerated filer,” which allows us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We are incurring, and will continue to incur, significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
As a public company, and particularly now that we are no longer an emerging growth company, we incur significant legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 thereof, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We may need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are continuously evaluating these rules and regulations which are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
Pursuant to Section 404 of the Sarbanes-Oxley Act (SOX Section 404) we are required to furnish a report by our management on our internal control over financial reporting with our Annual Report on Form 10-K with the SEC and to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, we may, under certain conditions, still qualify as a “smaller reporting company” and benefit from similar exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. To achieve compliance with SOX Section 404 within the prescribed period, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and maintain a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock or other securities convertible into or exchangeable for our common stock in the public market, or the perception that such sales might occur, could depress the market price of our common stock, could make it more difficult for you to sell your common stock at a time and price that you deem appropriate, and could impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the prevailing market price of our common stock.
Unstable market and macroeconomic conditions, political instability and geopolitical events may have serious adverse consequences on our business, financial condition and stock price.
As widely reported, the global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, changes in interest rates, increases in unemployment rates and uncertainty about economic stability. For example, inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. There can be no assurance that further deterioration in credit and financial markets and in global economic and political conditions will not occur. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
Our business could also be impacted by volatility caused by geopolitical events within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in or disruptions of U.S. governmental agencies, whether from a prolonged U.S. federal government shutdown or reduced resources, disruptions in capital markets, the potential for significant changes in U.S. federal policies or regulatory environment that affect the geopolitical landscape and ongoing military conflicts. For instance, the ongoing Ukraine-Russia and Israel-Hamas conflicts could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely or may rely in the future. Related sanctions, export controls or other actions may be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct or in the future may conduct business. Further, state-sponsored cyberattacks could expand as part of the conflict, which would adversely affect our and our suppliers' ability to maintain or enhance key cybersecurity and data protection measures. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, global trade disputes or political instability. Additionally, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, on October 1, 2025, the U.S. federal government shutdown through November 12, 2025, suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If we experience another prolonged government shutdown, it could result in increased uncertainty and volatility in the global economy and financial markets which could have a material adverse effect on our business.
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
Our failure or perceived failure to implement or maintain corporate sustainability practices that meet evolving stakeholder expectations could adversely affect us.
Our ability to implement or maintain corporate sustainability practices that meet evolving stakeholder expectations is subject to numerous factors both within and outside of our control and failure, or perceived failure, could harm our reputation, adversely impact our ability to attract and retain employees and expose us to increased scrutiny from the investment community, regulatory authorities and others or subject us to liability. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction on corporate sustainability issues. In addition, changes to corporate sustainability laws and regulations across the jurisdictions in which we currently operate, or may operate in the future, may increase compliance risks and costs and, together with differing views on the appropriate role of sustainability practices and disclosures, may adversely impact our business.
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
In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to the processing of sensitive data (such as health data), where required by GDPR obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requiring data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increases our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
The GDPR provides that EEA Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data, or cause our costs to increase, and harm our business and financial condition.
We are subject to evolving and strict rules on the transfer of personal data out of the EEA to third countries such as the United States. The GDPR imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States. Unless the destination country is an adequate country (as recognized by the European Commission), we may be required to incorporate a GDPR transfer mechanism (such as the European Commission approved standard contractual clauses (SCCs)) into our agreements with third parties to govern transfers of personal data outside the EEA. The SCCs may also impact our business as companies based in the EEA may be reluctant to utilize the these clauses to legitimize transfers of personal data to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that SCCs impose upon exporters. Alternatively, the EU and United States have adopted the EU-U.S. Data Privacy Framework (Framework) on the basis that the protection of personal data transferred from the EU to the United States is comparable to that offered in the EU. The Framework provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. The Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden increases our overall risk exposure.

In addition, further to the UK’s exit from the EU, the UK’s EU (Withdrawal) Act 2018 incorporated the GDPR into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The transfer of personal data outside of the UK is not subject to the new forms of SCCs but the UK has issued its own transfer mechanism – the UK international data transfer agreement – which, like the SCCs, requires exporters to carry out a transfer impact assessment. In addition, there has been an extension to the Framework to cover UK transfers to the United States. In 2025, the Data (Use and Access) Bill (DUA Act) passed both Houses of UK Parliament and received Royal Assent. The DUA Act alters requirements for international data transfers and marks a shift in the UK’s approach to data protection.
In the U.S., federal and state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act (CCPA) gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. Further, the law created a new state regulatory agency, now known as CalPrivacy, that is responsible for implementing and enforcing the CCPA. Since the CCPA’s enactment, numerous states have introduced or enacted comprehensive privacy laws, adding complexity, variation in requirements, restrictions and potential legal risk requiring additional investment of resources in compliance programs. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.
Although many of the existing state privacy laws exempt clinical trial information and health information governed by HIPAA, future privacy and data protection laws may be broader in scope. The existence of comprehensive privacy laws in different states in the country may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition to these comprehensive consumer privacy laws and proposals, a number of other states have passed or proposed more limited privacy laws that focus on specific privacy issues such as biometric data and the consumer health privacy, such as Washington’s My Health My Data Act, which has a private right of action that further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information. Moreover, the FTC’s expanded interpretation of a “breach” under its Health Breach Notification Rule imposes new disclosure obligations that would apply in the event of a qualifying breach. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
We may use and integrate artificial intelligence into our business processes, both in our own development and implementation of artificial intelligence and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict.

In Europe, the Artificial Intelligence Act (AI Act) began implementation on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.
In the U.S., the artificial intelligence regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on artificial intelligence governance and regulation, including on deployment of artificial intelligence in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state artificial intelligence laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on artificial intelligence regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts.
Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons”, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs. Compliance with these new regulations may require us to implement due diligence obligations and analysis of access to data by our employees, vendors and business partners.
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

The Data Security Law and Personal Information Protection Law impose restrictions on cross-border transfers of personal information and certain “important” information that could impact our business practices. In addition, regulators have issued new and updated regulatory measures focused on data security and cross-border data flows, and increased their enforcement activity pursuant to such laws. Certain industry-specific laws and regulations relate to the collection and transfer of data. For example, the HGR Regulation and the Biosecurity Law stipulate that foreign organizations, individuals, and the entities established or actually controlled by foreign organizations or individuals are forbidden to collect, preserve and export China’s human genetic resources. These laws, combined with increasing focus on cross-border transfers of sensitive US data to China and other countries may increasingly complicate our business operations.
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
The rules dealing with U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the OBBB Act was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws, tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 the IRC, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBB Act provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBB Act provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. In the third quarter of 2025, we evaluated the impact of the enacted tax law and noted that it had an immaterial impact on our forecasted annual effective tax rate for the period. However, future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
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

In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. As a result, the Department of Defense funding levels have fluctuated and have been difficult to predict. Future spending levels are subject to a wide range of factors, including Congressional action. In addition, in the past, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions.
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
Since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. For example, the U.S. government has adopted new approaches to trade policy and in some cases may renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed substantial tariffs on most countries throughout the world and has further threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. For example, in February 2026, the U.S. Supreme Court struck down certain tariffs previously imposed by the U.S. government, but the Trump Administration has expressed an intention to reinstate and in certain cases increase tariffs in response. The timing, scope, duration, and potential exemptions associated with these new tariffs remain subject to further administrative action and clarification. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
Risks related to cybersecurity
We may be unable to adequately protect our information systems from cyberattacks, cybersecurity incidents, or compromises, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product development efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect, including new attack methods and vectors facilitated or enhanced by use of artificial intelligence. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud (including phishing attacks) or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches or other cybersecurity incidents that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Like other companies in our industry, we, and our third party vendors, have experienced, and will continue to experience, cybersecurity threats and incidents relating to our information technology systems and infrastructure. Any failure to prevent or mitigate cybersecurity breaches, other cybersecurity incidents or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.
Some cyber security incidents may be very difficult to prevent. For example, supply chain incidents involving previously unknown vulnerabilities in widely-used software are becoming increasingly common. While we are not currently aware of any impact from supply chain vulnerabilities, there is residual risk that we may experience cybersecurity threats from such supply chain vulnerabilities in the future.
The use of new and evolving technologies, such as artificial intelligence and machine learning, in our operations, and the operations of third parties upon which we rely, presents new risks and challenges that could negatively impact our business, including cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks such as model poisoning or data poisoning, surveillance, data leakage, loss of consensus reality, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. Additionally, use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. The integration of AI systems, by us or by our vendors, may increase cybersecurity risk that implicates personal information of customers or patients. Any cybersecurity incidents or data breaches related to our use of AI could adversely affect our reputation and results of operations.
Further, while we maintain insurance coverage, we cannot assure that such coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse effects arising out of our privacy and cybersecurity practices, or that such coverage will continue to be available on acceptable terms or at all. The market for cyber insurance is tightening, and coverage for ransomware, data breaches and other cybersecurity incidents may be reduced or eliminated. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

In addition, the computer systems of various third parties on which we rely, including our CROs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, malicious uses of artificial intelligence, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective cybersecurity measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, including the costs of potential data breach notification obligations, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate cybersecurity breaches or other cybersecurity incidents or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such cybersecurity or data privacy breaches or other cybersecurity incidents, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.
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
Our Head of IT, working with our third-party cybersecurity firm, Chief Operating Officer and General Counsel, and the IT Steering Committee, assesses and manages our cybersecurity threat management processes. Our Head of IT has 35 years of information technology experience, building and leading teams in the pharmaceutical and biotechnology industries, and has worked with a variety of institutions to implement, manage, and scale the information technology function, including cybersecurity programs. These entities have included publicly-traded companies and smaller startups. His experience also includes developing and maintaining tools and processes to protect internal networks, research and clinical databases, and supplier payment information and financial systems.
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
The cybersecurity firm also manages our network monitoring, designed to identify potential security risks, and conducts regular testing, scanning, and other vulnerability analyses. We have also implemented a process to require employees to complete a cybersecurity education program upon onboarding, and all employees complete periodic cybersecurity simulations that are designed to raise awareness of cybersecurity threats and risks.
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
Although, as of the date of this Annual Report, risks from cybersecurity threats have not materially affected, and we do not believe they are reasonably likely to materially affect us, our business strategy, results of operations or financial condition, we could, from time to time, experience threats and security incidents relating to our and our third party vendors’ information systems. For more information, please see the section entitled “Item 1A. Risk Factors.”
Item 2. Properties
We lease office space for our principal office on a month-to-month basis, which is located at 245 First Street, 18th Floor, Cambridge, MA 02142.
We lease a facility containing approximately 25,578 square feet of office space, which is located at One Main Street, Cambridge, MA 02142. The lease expires on August 31, 2028, subject to an option to extend the lease for five additional years. In December 2022, we entered into a sublease for one floor, approximately 14,439 square feet, of our Cambridge, MA office space, which also terminates on August 31, 2028. In December 2025, we entered into a sublease for the other floor, approximately 11,139 square feet, of our Cambridge, MA office space, which also terminates on August 31, 2028.
We also lease approximately 18,120 square feet of office and laboratory space at 430 East 29th Street, New York, New York 10016. The lease expires on August 30, 2032, subject to an option to extend the lease for five additional years. In June 2024, we entered into a sublease for our office and laboratory space in New York, NY. The sublease terminates on June 30, 2026. We believe that our current facilities are sufficient to meet our current and near term needs.

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
Holders of Our Common Stock
As of March 16, 2026, there were approximately 24 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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
Overview
We are a clinical-stage oncology company developing MasterKey therapies that target families of oncogenic mutations in patients with cancer. The foundation of our company is built upon a deep understanding of cancer genetics, onco-protein structure and function, and medicinal chemistry. Our MasterKey therapies are designed to address a broad spectrum of genetically defined tumors, overcome resistance, minimize wild-type mediated toxicities, and be brain-penetrant to treat central nervous system (CNS) disease. Our compounds target families of oncogenic mutations in clinically validated pathways. Our lead clinical-stage program, silevertinib (formerly BDTX-1535), is a brain-penetrant, fourth-generation epidermal growth factor receptor (EGFR) MasterKey inhibitor targeting epidermal growth factor receptor mutant (EGFRm) non-small cell lung cancer (NSCLC) and glioblastoma (GBM). We are advancing a Phase 2 trial in NSCLC patients and plan to initiate a randomized Phase 2 trial of silevertinib in newly diagnosed patients with EGFR altered glioblastoma (GBM) in the second quarter of 2026.
We believe that our clinical-stage lead product candidate, silevertinib, has the potential to treat newly diagnosed patients with EGFRm NSCLC, as well as those with recurrent disease, based upon silevertinib’s ability to address greater than 50 classical and non-classical oncogenic driver mutations with greater potency than other EGFR tyrosine kinase inhibitors (TKIs), as well as uniquely target the C797S resistance mutation which can be acquired after treatment with osimertinib. Silevertinib was shown to be well tolerated and achieve durable clinical responses in our Phase 1 trial in patients with recurrent EGFRm NSCLC whose tumors expressed a range of mutation subtypes, including the acquired C797S resistance mutation and a broad spectrum of non-classical mutations. Initial data from a Phase 2 trial of 83 patients with EGFRm NSCLC in the second- and third-line settings demonstrated encouraging clinical responses, robust EGFRm target coverage, a favorable tolerability profile with no new safety signals observed, and durability of silevertinib.
We are currently evaluating silevertinib in a Phase 2 clinical trial in the first-line setting in patients with EGFRm NSCLC harboring non-classical EGFR mutations and in the fourth quarter of 2025, we announced initial data from our Phase 2 trial of 43 frontline NSCLC patients harboring a broad spectrum of 35 distinct non-classical EGFR mutations, including 16 patients with brain metastases (7 of whom had measurable CNS target lesions). All patients were enrolled at a 200mg oral daily dose of silevertinib. Efficacy and safety were assessed with a November 3, 2025 data cutoff and median follow-up time as of this date was 7.2 months, the study is fully enrolled and remains ongoing. The initial data from this trial was encouraging with 25 confirmed partial responses and 1 confirmed complete response equating to a 60% Objective Response Rate (ORR by RECIST 1.1). CNS ORR (by RANO-BM) was 86% and the disease control rate (DCR) was 91%. No new safety signals were observed. Adverse events (AEs) experienced by a majority of patients include rash, stomatitis, diarrhea and paronychia and were managed with standard supportive care and dose interruptions or reductions without compromising response depth or durability. As of the November 3, 2025 data cutoff, 29 patients remained on therapy (5 of 29 after progression) with one patient having been on therapy for more than 19 months. We plan to present updated results from the Phase 2 NSCLC trial, including preliminary duration of response (DOR) and progression-free survival (PFS) data in the frontline setting (43 patients) as well as updated clinical results in the recurrent setting (83 patients), at a medical meeting in the second quarter of 2026.

Silevertinib has demonstrated encouraging CNS activity in multiple trials across NSCLC and GBM. In our Phase 2 in frontline patients with EGFRm NSCLC 86% of patients achieved a confirmed CNS response. The results from our Phase 1 trial of silevertinib in patients with relapsed/recurrent GBM (presented at ASCO in 2024) showed encouraging duration of treatment and clinical activity, and a tolerability profile consistent with the initial safety data seen in patients with recurrent NSCLC. A Phase 0/1 “window of opportunity” study sponsored by the Ivy Brain Tumor Center in Phoenix, Arizona in patients with recurrent high-grade glioma (HGG) with EGFR alterations and/or fusions at initial diagnosis demonstrated that silevertinib exceeded the pre-specified threshold for drug concentration in the brain tumor tissue and was generally well tolerated. It also showed that silevertinib penetrates non-contrast enhancing regions of glioblastoma and suppresses EGFR signaling in patient tumors. Based on these data and together with the robust CNS ORR demonstrated by silevertinib to date in our Phase 2 trial in frontline EGFRm NSCLC patents, we believe that silevertinib is uniquely positioned as a potential treatment for patients with newly diagnosed EGFR-altered GBM. Following feedback on the study design received from the FDA in January 2026, we are preparing to initiate a randomized Phase 2 trial in this patient population in the second quarter of 2026. After a combination safety lead-in of silevertinib plus temozolomide (TMZ), the trial is expected to enroll approximately 150 newly diagnosed patients, randomized to receive TMZ (as the control arm) or silevertinib plus TMZ (as the experimental arm). The eligible patient population will be on EGFRvIII-positive patients (approximately 30% of GBM patients) who are O-6-methylguanine-DNA methyltransferase (MGMT) -negative (unmethylated). Randomization and treatment will begin after patients have had surgical resection and radiation and are eligible for maintenance TMZ. The primary endpoint of the trial will be PFS (RANO by blinded independent committee review, or BICR), with a planned futility analysis, and an interim PFS analysis anticipated in the first half 2028. The secondary endpoint of the trial will be overall survival (OS). The trial will be governed by an independent data monitoring committee (IDMC).
We are also continuing to explore potential partnership opportunities to advance silevertinib into pivotal development.
Our second clinical-stage asset, BDTX-4933 (also known as S241656), was outlicensed to Servier Pharmaceuticals LLC (Servier) in the first quarter of 2025. Pursuant to the license agreement, we granted to Servier a global license to develop and commercialize BDTX-4933. Under the terms of the license agreement, Servier will lead the development activities and the global commercialization of BDTX-4933 across multiple indications, including NSCLC, with potential applications in other solid tumors. In consideration for the license granted to Servier, we received an upfront payment of $70.0 million in March 2025 and will be eligible to receive up to $710.0 million in development and commercial sales milestone payments, along with tiered royalties based on global net sales. See Note 15, License Revenue, to the consolidated financial statements included elsewhere in this Annual Report for additional information.
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
To date, we have funded our operations with proceeds from the sale of common stock and preferred stock. Since inception, we have incurred significant operating losses. Our net income was $22.4 million and our net loss was $69.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $464.7 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
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
As of December 31, 2025, we had cash, cash equivalents and investments of $128.7 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
Components of our results of operations
Revenue
To date, we have not generated any product revenue and do not expect to generate any revenue from the sale of products for the foreseeable future. To date, we have generated revenue solely from licensing of intellectual property. If our development efforts for our product candidates are successful and result in regulatory approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements. However, there can be no assurance as to when we will generate such revenue, if at all.
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
Impairment of right-of-use assets and property and equipment
Impairment of right-of-use assets and property and equipment expenses consists of impairment losses relating to our operating leases.
Other income (expense)
Other income (expense) consists primarily of interest income earned on our cash equivalents and investment balances, sublease income, and realized and unrealized foreign currency transaction gains and losses.

Results of operations
Comparison of the years ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
License revenue	$70,000	$—	$70,000
Operating expenses:
Research and development	$33,558	$51,312	$(17,754)
General and administrative	16,572	27,469	(10,897)
Impairment of right-of-use assets and property and equipment	7,348	—	7,348
Total operating expenses	57,478	78,781	(21,303)
Income (loss) from operations	12,522	(78,781)	91,303
Other income (expense):
Interest income	4,061	2,182	1,879
Other income (expense)	5,784	6,923	(1,139)
Total other income (expense), net	9,845	9,105	740
Net income (loss)	$22,367	$(69,676)	$92,043
Research and development
Research and development expenses were $33.6 million for the year ended December 31, 2025, compared to $51.3 million for the year ended December 31, 2024. The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Silevertinib (NSCLC) research and development expenses	$17,469	$24,378	$(6,909)
Silevertinib (GBM) research and development expenses	138	—	138
BDTX-4933 research and development expenses	1,018	4,613	(3,595)
Other research and development expenses	1,500	2,515	(1,015)
Personnel expenses	9,397	15,331	(5,934)
Allocated facility expenses	3,410	3,499	(89)
Other expenses	626	976	(350)
	$33,558	$51,312	$(17,754)
The decrease of $17.8 million was primarily due to a decrease of $6.9 million related to operational efficiencies gained as we progressed our clinical trial for silevertinib in NSCLC, combined with decreased spend related to BDTX-4933 of $3.6 million as a result of its outlicensing to Servier in the first quarter of 2025, compared to the year ended December 31, 2024. In addition, personnel expenses decreased by $5.9 million as we continue to capitalize on workforce efficiencies and focus on our development program.

General and administrative
General and administrative expenses were $16.6 million for the year ended December 31, 2025, compared to $27.5 million for the year ended December 31, 2024. The decrease of $10.9 million was primarily a result of operational and workforce efficiencies from our corporate restructuring announced in the fourth quarter of 2024.
Other income (expense)
Other income was $9.8 million for the year ended December 31, 2025, compared to $9.1 million for the year ended December 31, 2024. The increase of $0.7 million was primarily attributable to an increase in interest income, a decrease in accretion on investments, as well as an increase in sublease income due to signing an additional sublease in 2024.
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
On February 3, 2020, we completed an IPO of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of our common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through December 31, 2025, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock and as of December 31, 2025, we had cash, cash equivalents and investments of $128.7 million.
On November 14, 2022, we entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by us of up to $150.0 million of our common stock, or the Shares, from time to time through Jefferies as our sales agent (the ATM Program). Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of December 31, 2025, we sold 4,490,853 shares of our common stock pursuant to the ATM Program, resulting in gross proceeds to us of approximately $25.0 million ($24.5 million net of offering costs).
On November 13, 2025, we filed a new shelf registration statement on Form S-3, including a base prospectus and sales agreement prospectus (the New Shelf Registration Statement), with the SEC, which covers the offering, issuance and sale of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500.0 million, including up to $150.0 million of shares of our common stock that may be offered, issued and sold under the Sales Agreement. The New Registration Statement was filed to replace our prior shelf registration statement on Form S-3 (the Prior Shelf Registration Statement), originally filed with the SEC on November 14, 2022 and declared effective on November 22, 2022, which was set to expire on November 22, 2025, in accordance with applicable SEC regulations. The New Shelf Registration Statement became effective on December 3, 2025, and in accordance with Rule 415(a)(6) under the Securities Act, the offering of securities under the Prior Shelf Registration Statement is deemed terminated as of the date of effectiveness of the New Shelf Registration Statement. Any Shares will be sold pursuant to the New Shelf Registration Statement and the sales agreement prospectus filed therewith.

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
On March 18, 2025, we entered into the Servier Agreement with Servier for BDTX-4933, a small molecule designed to address unmet medical needs in RAF/RAS-mutant solid tumors, pursuant to which we granted to Servier a global license to develop and commercialize BDTX-4933. Under the terms of the Servier Agreement, Servier will lead the development activities and the global commercialization of BDTX-4933 across multiple indications, including NSCLC, with potential applications in other solid tumors. In consideration for the license granted to Servier, we received an upfront payment of $70.0 million in March 2025 and will be eligible to receive up to $710.0 million in development and commercial sales milestone payments, along with tiered royalties based on global net sales. See Note 15, License Revenue, to the consolidated financial statements included elsewhere in this Annual Report for additional information.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year ended December 31,
	2025	2024
Cash provided by (used in) operating activities	$29,614	$(62,303)
Cash provided by (used in) investing activities	(44,905)	16,968
Cash provided by (used in) financing activities	(146)	25,547
Net increase (decrease) in cash and cash equivalents	$(15,437)	$(19,788)
Operating activities
During the year ended December 31, 2025, we had cash provided by operating activities of $29.6 million, primarily resulting from our net income of $22.4 million, along with $16.0 million of non-cash items, partially offset by changes in our operating assets and liabilities of $8.7 million.
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
Investing activities
During the year ended December 31, 2025, we had cash used investing activities of $44.9 million primarily from the purchase of investments offset by sales and maturities of investments.
During the year ended December 31, 2024, we had cash provided by investing activities of $17.0 million primarily from the sales and maturities of investments, netted against our purchase of investments.

Financing activities
During the year ended December 31, 2025, we had cash used in financing activities of $0.1 million, consisting of proceeds from exercises of stock options and the participation in the 2020 Employee Stock Purchase Plan (ESPP) offset by the shares surrendered to cover taxes from a restricted stock unit vesting.
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
As of December 31, 2025, we had cash, cash equivalents and investments of $128.7 million, which we believe will fund our operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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
Accrued research and development costs
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:
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
Smaller reporting company status
Effective as of December 31, 2025, the fifth anniversary of the closing of our IPO, we no longer qualify as an “emerging growth company.” As a result, commencing with this Annual Report, we are no longer eligible to take advantage of certain exemptions from various reporting requirements that are applicable to emerging growth companies.
We are still a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies despite the loss of emerging growth company status. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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

Item 8. Consolidated Financial Statements and Supplementary Data
BLACK DIAMOND THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Black Diamond Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Black Diamond Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research and Development Costs Related to Contract Research Organization Activities
As described in Notes 2 and 7 to the consolidated financial statements, research and development costs are expensed as incurred. As disclosed by management, these costs include expenses incurred under agreements with contract research organizations (CROs) that are primarily engaged in the oversight and conduct of the Company’s drug discovery efforts, preclinical studies, and clinical trials. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations to those third parties as of the end of the reporting period. The accrual estimates are based on a number of factors, including the Company’s knowledge of the progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. The Company recorded $7.9 million of accrued research and development costs as of December 31, 2025, a significant portion of which relates to accrued research and development costs related to CRO activities.
The principal consideration for our determination that performing procedures relating to accrued research and development costs related to CRO activities is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s accrued research and development costs related to CRO activities.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The procedures included, among others (i) evaluating the appropriateness of the method used by management to calculate the accrued research and development costs related to CRO activities; and (ii) testing the accrued research and development costs on a sample basis by obtaining and inspecting source documents, such as contracts, purchase orders, invoices and payments, and recalculating the accrued research and development costs.

/s/	PricewaterhouseCoopers LLP

Boston, Massachusetts
March 16, 2026
We have served as the Company’s auditor since 2019.

Black Diamond Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$20,990	$36,437
Investments	107,662	62,138
Prepaid expenses and other current assets	3,788	2,601
Total current assets	132,440	101,176
Property and equipment, net	365	1,387
Restricted cash	829	819
Right-of-use assets	9,303	19,009
Other non-current assets	73	249
Total assets	$143,010	$122,640
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$579	$4,007
Accrued expenses and other current liabilities	15,152	16,566
Total current liabilities	15,731	20,573
Non-current operating lease liability	15,068	18,782
Total liabilities	30,799	39,355
Commitments and contingencies (Note 12)	—	—
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares and 10,000,000 shares authorized at December 31, 2025 and 2024, respectively; no shares issued or outstanding at December 31, 2025 and 2024	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at December 31, 2025 and 500,000,000 shares authorized at December 31, 2024; 57,138,057 shares issued and outstanding at December 31, 2025 and 56,644,655 shares issued and outstanding at December 31, 2024	8	7
Additional paid-in capital	576,842	570,361
Accumulated other comprehensive income (loss)	101	24
Accumulated deficit	(464,740)	(487,107)
Total stockholders' equity	112,211	83,285
Total liabilities and stockholders' equity	$143,010	$122,640

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
License revenue	$70,000	$—
Operating expenses:
Research and development	$33,558	$51,312
General and administrative	16,572	27,469
Impairment of right-of-use assets and property and equipment	7,348	—
Total operating expenses	57,478	78,781
Income (loss) from operations	12,522	(78,781)
Other income (expense):
Interest income	4,061	2,182
Other income (expense)	5,784	6,923
Total other income (expense), net	9,845	9,105
Net income (loss)	$22,367	$(69,676)

Net income (loss) per share - basic	$0.39	$(1.27)
Net income (loss) per share - diluted	$0.39	$(1.27)

Weighted average common shares outstanding - basic	56,868,111	55,028,371
Weighted average common shares outstanding - diluted	57,562,746	55,028,371

Comprehensive income (loss):
Net income (loss)	$22,367	$(69,676)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investments, net	77	51
Comprehensive income (loss)	$22,444	$(69,625)

The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$22,367	$(69,676)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	6,628	10,627
Depreciation expense	325	343
(Accretion) amortization on investments	(1,279)	(3,782)
Non-cash rent expense	3,054	2,971
Gain on sale of investments	(74)	—
Impairment of right-of-use assets and property and equipment	7,348	—
Gain on sale of property and equipment	(27)	(94)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(349)	33
Other non-current assets	176	(249)
Accounts payable	(3,428)	1,683
Accrued expenses and other current liabilities	(1,414)	(756)
Non-current operating lease liability	(3,713)	(3,403)
Net cash provided by (used in) operating activities	29,614	(62,303)

Cash flows from investing activities:
Proceeds from disposal of equipment	27	94
Proceeds from sales and maturities of investments	119,094	139,750
Purchases of investments	(164,026)	(122,876)
Net cash provided by (used in) investing activities	(44,905)	16,968

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP, net of restricted stock surrendered for taxes	(146)	1,053
Proceeds from issuance of common stock, net of issuance costs	—	24,494
Net cash provided by (used in) financing activities	(146)	25,547
Net (decrease) increase in cash and cash equivalents	(15,437)	(19,788)
Cash, cash equivalents and restricted cash, beginning of year	37,256	57,044
Cash, cash equivalents and restricted cash, end of year	$21,819	$37,256

Cash and cash equivalents, end of year	$20,990	$36,437
Restricted cash, end of year	829	819
Cash, cash equivalents and restricted cash, end of year	$21,819	$37,256
The accompanying notes are an integral part of these consolidated financial statements.

Black Diamond Therapeutics, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - December 31, 2023	51,645,557	$7	$534,187	$(27)	$(417,431)	$116,736
Issuance of common stock	4,490,853	—	24,494	—	—	24,494
Exercise of common stock options	341,983	—	798	—	—	798
Vesting of restricted stock units	19,449	—	—	—	—	—
Surrender of shares for taxes	(4,696)	—	(25)	—	—	(25)
Issuance of common stock related to ESPP	114,102	—	280	—	—	280
Stock-based compensation	37,407	—	10,627	—	—	10,627
Unrealized gains (loss) on investments	—	—	—	51	—	51
Net loss	—	—	—	—	(69,676)	(69,676)
BALANCE - December 31, 2024	56,644,655	$7	$570,361	$24	$(487,107)	$83,285
Exercise of common stock options	85,274	1	208	—	—	209
Vesting of restricted stock units	490,000	—	—	—	—	—
Surrender of shares for taxes	(150,810)	—	(400)	—	—	(400)
Issuance of common stock related to ESPP	24,741	—	45	—	—	45
Stock-based compensation	44,197	—	6,628	—	—	6,628
Unrealized gains (loss) on investments	—	—	—	77	—	77
Net income	—	—	—	—	22,367	22,367
BALANCE - December 31, 2025	57,138,057	$8	$576,842	$101	$(464,740)	$112,211

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

On March 18, 2025, the Company entered into a global licensing agreement (the Servier Agreement) with Servier Pharmaceuticals LLC (Servier) for BDTX-4933, a small molecule designed by the Company to address unmet medical needs in RAF/RAS-mutant solid tumors, pursuant to which the Company granted to Servier a worldwide license to develop and commercialize BDTX-4933. Under the terms of the Servier Agreement, Servier will lead the development activities and the worldwide commercialization of BDTX-4933 across multiple indications, including non-small cell lung cancer (NSCLC), with potential applications in other solid tumors. Under the Servier Agreement, the Company received an upfront payment of $70.0 million in March 2025 and will be eligible to receive up to $710.0 million in development and commercial sales milestone payments, along with tiered royalties based on global net sales. The Servier Agreement is discussed in greater detail in Note 15, License Revenue.
On November 14, 2022, the Company filed a shelf registration statement on Form S-3, including a base prospectus and sales agreement prospectus (the Prior Shelf Registration Statement), with the SEC, which covered the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500.0 million. The Company simultaneously entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of its common stock, or the Shares, from time to time through Jefferies as its sales agent (the ATM Program). The Prior Shelf Registration Statement became effective on November 22, 2022. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but the Company has no obligation to sell any Shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions.

On November 14, 2022, the Company entered into an Open Market Sale AgreementSM (the Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of its common stock, or the Shares, from time to time through Jefferies as its sales agent (the ATM Program). Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but the Company has no obligation to sell any Shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions As of December 31, 2025, the Company sold 4,490,853 shares of its common stock pursuant to the ATM Program, resulting in gross proceeds to the Company of approximately $25.0 million ($24.5 million net of offering costs).
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Historically, the Company has funded its operations primarily with proceeds from the sale of common stock and preferred stock. The Company has had recurring losses and negative cash flows from operations in all periods since inception and had an accumulated deficit of $464.7 million as of December 31, 2025. The Company expects to continue to generate operating losses for the foreseeable future.
As of March 16, 2026, the issuance date of the consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these audited consolidated financial statements.
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
Cash and cash equivalents
The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At December 31, 2025 and 2024, cash and cash equivalents includes cash on deposit at commercial banks and a money market fund that invests in U.S. Government securities.
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
Equity method investments are reviewed for indicators of other-than-temporary impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. The Company presents income/losses from equity investments and any impairment related to equity method investments as losses from investments in equity method investees on the consolidated statements of operations and comprehensive loss. The carrying value of the Company’s equity method investment was zero as of December 31, 2025, therefore, an impairment assessment is not required. See Note 6 to our consolidated audited financial statements for additional information on the Company’s equity method investment.
Restricted cash
In connection with its operating lease commitments, the Company maintains certain balances for security deposits that are classified as restricted cash on the consolidated balance sheets. As of December 31, 2025 and 2024, the Company had $829 and $819, respectively, of restricted cash, which has been classified as a non-current asset on the consolidated balance sheet.
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
Property and equipment
Property and equipment are recorded at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated useful life
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the useful life or remaining lease term

When assets are retired or otherwise disposed of, the cost of assets disposed of and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations and comprehensive loss in the period of disposal. Expenditures for repairs and maintenance are charged to expense as incurred.
Impairment of long-lived assets
Long-lived assets consist of property and equipment and right-of-use assets associated with operating leases. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company recorded impairment losses of $7,348 on long-lived assets for the year ended December 31, 2025.
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
Research contract costs and accruals
The Company has entered into various research and development-related contracts with companies both inside and outside of the United States. The related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations to those third parties as of the end of the reporting period. Any accrual estimates are based on a number of factors, including the Company’s knowledge of the progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ materially from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.
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

The fair value of each stock option grant is estimated on the date of grant using the Black- Scholes option-pricing model. The Company estimates its expected common stock volatility based on its historical common stock volatility for the same time period. The Company uses the simplified method prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted to employees, non-employees and directors. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
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
With respect to arrangements that include payments for a development or regulatory milestone, the Company evaluates whether the associated event is considered likely of achievement and estimates the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within the Company’s control or the control of the counterparty, such as those dependent upon receipt of regulatory approval, are not considered to be likely of achievement until the triggering event occurs. At the end of each reporting period, the Company re-evaluates the probability of achievement of each milestone and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net income (loss) in the period of adjustment. See Note 15 to our consolidated financial statements for additional information on the Company’s license revenue.
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

In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 became effective for the annual period starting on January 1, 2025. The adoption of ASU 2023-09, on a prospective basis, resulted in expansion of our income tax footnote disclosures in Note 9, Income Taxes, including a more detailed effective tax rate reconciliation.
On July 4, 2025, the One Big Beautiful Bill Act (OBBB Act) was enacted in the United States. The OBBB Act includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company evaluated the impact of the enacted tax law and noted there is an immaterial impact on our income tax rate.
Comprehensive income (loss)
Comprehensive income (loss) is composed of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on investments.
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
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For purposes of this calculation, outstanding options, unvested restricted common stock and shares issuable under the employee stock purchase plan are considered potentially dilutive common stock and are excluded from the computation of net income (loss) per share when their effect is anti-dilutive. The Company reported a net income and a net loss attributable to common stockholders for the years ended December 31, 2025 and 2024, respectively.
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
Recently adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The standard is effective for annual and interim periods beginning after December 15, 2024. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company adopted ASU 2023-09 for its annual reporting period ending on December 31, 2025 and applied the amendments prospectively. See Note 9 for the required disclosures.
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

3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at December 31, 2025 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,906	$—	$—	$19,906
Investments:
Commercial paper	—	14,885	—	14,885
Corporate bonds	—	78,745	—	78,745
U.S. Government agencies	—	14,032	—	14,032
Total	$19,906	$107,662	$—	$127,568

	Fair value measurements at December 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$35,345	$—	$—	$35,345
Investments:
Commercial paper	—	34,914	—	34,914
Corporate bonds	—	27,224	—	27,224
Total	$35,345	$62,138	$—	$97,483
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
There were no transfers in or out of Level 3 categories in the periods presented.

4. INVESTMENTS
As of December 31, 2025, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$14,878	$8	$(1)	$14,885
Corporate bonds	78,652	110	(17)	78,745
U.S. Government agencies	14,031	6	(5)	14,032
Total	$107,561	$124	$(23)	$107,662
As of December 31, 2024, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$34,900	$19	$(5)	$34,914
Corporate bonds	27,214	24	(14)	27,224
Total	$62,114	$43	$(19)	$62,138
As of December 31, 2025, all marketable securities held by the Company had remaining contractual maturities of three years or less.
As of December 31, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less.
As of December 31, 2025 and 2024, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. In assessing the value of these securities, the Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company also determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2025 and 2024.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	December 31,
	2025	2024
Furniture and fixtures	$—	$17
Leasehold improvements	1,593	2,512
Property and equipment	1,593	2,529
Less: accumulated depreciation	(1,228)	(1,142)
Total Property and Equipment, net	$365	$1,387

Depreciation expense for the years ended December 31, 2025 and 2024 was $325 and $343, respectively.

6. EQUITY METHOD INVESTMENT
In December 2022, the Company received 9,000,000 shares of common stock in a newly formed antibody-focused precision oncology company, Revelio Therapeutics, Inc. (Revelio) (formerly known as Launchpad Therapeutics, Inc.), in exchange for contributing early discovery-stage antibody programs and granting Revelio a license to use its MAP drug discovery engine to discover, develop and commercialize large molecule therapeutics. As of December 31, 2025 and 2024, the Company had a voting interest in Revelio of 15.1% and 20.8%, respectively, and one seat on Revelio’s Board of Directors, which provide the Company with significant influence over Revelio. Other investors in Revelio include Versant Ventures and New Enterprise Associates (NEA), who are shareholders of the Company.
The Company accounted for the transaction under the equity method. As of the year ended December 31, 2025 and 2024, the carrying value of the investment in Revelio was zero. Since the Company has no obligation to provide financing support to Revelio, the Company is not required to record further losses exceeding the carrying value of the investment. The Company also determined that its investment in Revelio is not material or significant to its operations or financial position.
7. ACCRUED EXPENSES
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
Accrued research and development costs	$7,951	$8,226
Payroll and related expenses	2,923	4,373
Professional and consulting fees	565	563
Current portion of operating lease liability	3,713	3,404
Total accrued expenses and other current liabilities	$15,152	$16,566
8. STOCK-BASED COMPENSATION
2020 Stock Option and Incentive Plan
The 2020 Stock Option and Incentive Plan (the 2020 Plan) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020 and became effective on the date immediately prior to the date on which the registration statement for the Company’s initial public offering (IPO) was declared effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 6,665,891, which was cumulatively increased on January 1, 2021 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. As of December 31, 2025, 5,974,583 shares remained available for issuance under the 2020 Plan. The number of authorized shares reserved for issuance under the 2020 Plan was increased by 2,285,522 shares effective as of January 1, 2026.

2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the 2020 ESPP) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 326,364 shares of common stock were initially reserved for issuance under this plan, which was cumulatively increased on January 1, 2021 and each January 1 thereafter by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. As of December 31, 2025, 1,690,512 shares remained available for issuance under the 2020 ESPP. The number of authorized shares reserved for issuance under the 2020 ESPP was increased by 326,364 shares effective as of January 1, 2026.
Option valuation
The assumptions that the Company used to determine the grant-date fair value of options granted were as follows, presented on a weighted-average basis:

	December 31,
	2025	2024
Risk-free interest rate	4.29%	4.23%
Expected term (in years)	6.0	5.9
Expected volatility	97.2%	83.2%
Expected dividend yield	0%	0%

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2024	9,434,742	$7.48	6.6	$313
Granted	1,976,600	$2.51
Exercised	(85,274)	$2.45
Cancelled or forfeited	(862,122)	$9.73
Expired	(814,141)	$13.19
Outstanding December 31, 2025	9,649,805	$5.83	7.1	$498
Options vested or expected to vest at December 31, 2025	9,649,805	$5.83	7.1	$498
Options exercisable at December 31, 2025	5,750,898	$7.56	6.2	$379
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2025 and 2024 was $2.00 and $3.45, respectively.
The total fair value of options vested during the years ended December 31, 2025 and 2024 was $6,130 and $6,409, respectively.

Restricted stock
Under terms of the restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The majority of restricted stock vests over a two-year period during which time all unvested stock will immediately be forfeited to the Company if the relationship between the recipient and the Company ceases. Subject to the continued employment (or other engagement of the recipient by the Company as described in the restricted stock agreements), all shares of restricted common stock become fully vested within two years of the vesting commencement date.
The following table summarizes restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2024	540,000	$3.66
Granted	450,000	$2.52
Vested	(490,000)	$3.66
Cancelled or forfeited	(50,000)	$3.66
Unvested restricted common stock as of December 31, 2025	450,000	$2.52

The aggregate fair value of restricted stock that vested during the years ended December 31, 2025 and 2024 was $1,793 and $48, respectively.
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within its consolidated statements of operations and comprehensive loss:

	December 31,
	2025	2024
Stock options	$4,614	$9,940
Restricted stock units	1,900	432
Employee Stock Purchase Plan and Other	114	255
	$6,628	$10,627
For the years ended December 31, 2025 and 2024, the Company issued 44,197 and 37,407 shares, respectively, of common stock out of the 2020 Plan under the Company’s policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its consolidated statements of operations and comprehensive loss:

	December 31,
	2025	2024
Research and development	$3,009	$2,583
General and administrative	3,619	8,044
	$6,628	$10,627

As of December 31, 2025, total unrecognized compensation cost related to the unvested stock options was $8,145, which is expected to be recognized over a weighted average period of 2.1 years.

As of December 31, 2025, total unrecognized compensation cost related to the unvested restricted stock units was $612, which is expected to be recognized over a weighted average period of 1.1 years.
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
For the years ended December 31, 2025 and 2024, there were 24,741 and 114,102 shares, respectively, issued under the 2020 ESPP.
9. INCOME TAXES
Income (loss) before income tax expense consists of the following:

	December 31,
	2025	2024
Domestic	$22,365	$(69,676)
Foreign	—	—
Total income (loss) before income taxes	$22,365	$(69,676)
For the years ended December 31, 2025 and 2024, the Company recorded no income tax benefit for the net operating income (losses) incurred each year, due to its uncertainty of realizing a benefit from those items.
The reconciliation of income taxes at the federal statutory rate to the reported rate for income taxes pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	December 31, 2025
	Amount	Percentage
U.S. federal taxes at statutory rate	$4,753	21.0%
State Income taxes, net of federal benefit*	—	0.0%
Tax Credits
Federal R&D Tax credits	(1,266)	(5.6)%
Changes in valuation allowances	(5,566)	(24.6)%
Nontaxable or nondeductible expenses
Stock Compensation	2,066	9.2%
Other	9	0.0%
Other Adjustments	4	0.0%
Total	$—	0.0%
(*) State taxes in Massachusetts make up the majority (greater than 50 percent) of the tax effect in this category, offset with a valuation allowance.

The reconciliation of income taxes at the federal statutory rate to the reported rate for income taxes for years prior to our adoption of ASU 2023-09 is as follows:

December 31, 2024
U.S. federal statutory income tax rate	21.0%
State and local taxes, net of federal benefit	0.4%
Permanent differences	0.0%
Stock compensation	(0.9)%
Research and development credits	3.7%
Change in valuation allowance	(24.2)%
Other	0.0%
Effective income tax rate	0.0%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	Year ended December 31,
	2025	2024
Deferred tax assets (liabilities):
Net operating loss carryforwards	$81,359	$78,879
Research and development tax credits	14,611	13,123
Capitalized R&D	17,500	26,181
Operating lease liabilities	5,152	5,498
Accruals and other	744	826
Net fixed assets	39	—
Stock-based compensation	7,285	7,723
Total deferred tax assets	126,690	132,230
Valuation Allowance	(124,223)	(127,585)
Subtotal	2,467	4,645
Right-of-use assets	(2,467)	(4,641)
Net fixed assets	—	(4)
Net deferred tax assets	$—	$—
As of December 31, 2025, the Company had gross federal net operating loss carryforwards of $321,624, of which $2,556 begin to expire in 2036 and the remainder do not expire but are subject to 80% limitation. As of December 31, 2025, the Company had state net operating loss carryforwards of $220,719 that begin to expire in 2036. Additionally, the Company had federal research and development tax credit carryforwards of $13,216 that expire at various dates through 2045 and state research and development credit carryforwards of $1,765 that expire at various dates through 2040.
In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Management believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2025 and 2024. The valuation allowance decreased by $3,362 during the year ended December 31, 2025 primarily as a result of amortization of previously capitalized R&D expenses partially offset by current year net operating loss and federal research and development tax credits.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% (by value) over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.
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
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s statute of limitations for assessment by the Internal Revenue Service remains open for all years from 2022 to the present. The Company’s tax attributes related to years prior to 2022 can still be adjusted under audit.

10. NET INCOME (LOSS) PER SHARE
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
The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common shareholders of the Company (in thousands, except share and per share amounts):

	December 31
	2025	2024
Net income (loss) attributable to common stockholders	$22,367	$(69,676)

Weighted average common shares outstanding - basic	56,868,111	55,028,371
Effect of dilutive securities:
Options to purchase common stock	244,635	—
Restricted stock units	450,000	—
Weighted average common shares outstanding - diluted	57,562,746	55,028,371

Net income (loss) per share - basic	$0.39	$(1.27)
Net income (loss) per share - diluted	$0.39	$(1.27)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2025	2024
Options to purchase common stock	9,405,170	9,434,742
Unvested restricted stock	—	540,000
Shares issuable under employee stock purchase plan	—	27,518
Warrants to purchase shares of common stock	10,757	10,757
	9,415,927	10,013,017
11. LEASES
The Company has historically entered into lease arrangements for its facilities. As of December 31, 2025, the Company had two operating leases with required future minimum payments. In applying the transition guidance under ASC 842, the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.

Operating Leases
In July 2020, the Company entered into a seven-year agreement with an option to extend for five additional years to lease two floors totaling approximately 25,578 square feet of office space for its principal office, which is located in Cambridge, MA. The lease on the first floor commenced on August 1, 2020 and the lease on the second floor commenced March 9, 2021. The Company recognized the respective lease balances on the consolidated balance sheets when the lease of each floor commenced. Under the terms of the lease, the Company was required to issue a $1,168 letter of credit as security for the lease, which was reduced to $779 in August 2023 pursuant to the terms of the lease agreement. On December 12, 2022, the Company entered into a sublease for one floor of its Cambridge, Massachusetts office space. The sublease terminates on August 31, 2028, which is also the date on which the Company's lease terminates. Further, on December 5, 2025, the Company entered into a sublease for the remaining floor of its Cambridge, Massachusetts office space. The sublease terminates on August 31, 2028, which is also the date on which the Company's lease terminates. Sublease income is recognized on a straight-line basis over the term of the sublease agreement. The Company was not relieved of its primary obligation under the Cambridge office lease as a result of the subleases. There was no impairment recognized as a result of the sublease executed in December 2022. As part of the Company’s evaluation of the December 2025 sublease, it was determined that the estimated undiscounted sublease income exceeded the net book value of the related long-term assets, which includes right-of-use assets and property and equipment associated with the subleased space. Accordingly, the Company recorded an impairment charge of $2,025 related to the right-of-use asset and an impairment charge of $580 related to the associated property and equipment.
In December 2020, the Company entered into an eleven-year agreement to lease approximately 18,120 square feet of office and laboratory space in New York, NY. The Company has an option to extend the lease for five additional years. The lease commenced August 26, 2021 and the related lease balance was recognized on the consolidated balance sheet. Additionally, on June 19, 2024, the Company entered into a sublease for its office and laboratory space in New York, NY. The sublease terminates on June 30, 2026, with the option to extend to June 30, 2027. Sublease income is recognized on a straight-line basis over the term of the sublease agreement. The Company was not relieved of its primary obligation under the New York lease as a result of the sublease. In December 2025, the subtenant did not exercise its option to the sublease, accordingly it will terminate on June 30, 2026. As part of the Company’s evaluation of the termination of the sublease, it was determined that the undiscounted cash flows projected from an anticipated future sublease exceeded the net book value of the related long-term assets, which includes right-of-use assets and property and equipment associated with the subleased space. Accordingly, the Company recorded an impairment charge of $4,626 related to the right-of-use asset and an impairment charge of $117 related to the associated property and equipment.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Lease Cost
Operating lease cost	$4,129	$4,217
Short-term lease cost	—	60
Variable lease cost	1,006	915
Sublease income	(4,053)	(3,052)
Total lease cost	$1,082	$2,140

	December 31,
Other Operating Lease Information	2025	2024
Cash paid for amounts included in the measurement of lease liability	$4,477	$4,359
Weighted-average remaining lease term	5.2	6.0
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the year ended December 31, 2025 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
Future minimum lease payments under the Company’s operating leases as of December 31, 2025 were as follows:

2026	$4,599
2027	4,724
2028	3,926
2029	2,183
2030	2,249
Thereafter	3,891
Total lease payments	21,572
Less: interest	(2,791)
Total lease liability	$18,781

Rent expense for the years ended December 31, 2025 and 2024 was $5,279 and $5,275, respectively.
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
License Agreements
The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of December 31, 2025, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.

Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 or 2024.
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
13. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the 401(k) Plan). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the Code). All matching contributions are fully vested when made. During the years ended December 31, 2025 and 2024, the Company contributed $320 and $783, respectively, to the 401(k) Plan.
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

The following table is a reconciliation of the significant expense categories to segment net income (loss) regularly provided to the CODM when managing the Company’s single reporting segment:

	Year Ended December 31,
	2025	2024
	(in thousands)
License revenue	$70,000	$—
Program expenses:
Silevertinib (NSCLC) research and development expenses	$17,469	$24,378
Silevertinib (GBM) research and development expenses	138	—
BDTX-4933 research and development expenses	1,018	4,613
Other research programs and development expenses[1]	1,500	2,515
Non-program expenses[2]	12,035	14,670
Personnel-related expenses	11,015	21,978
Other segment items[3]	4,458	1,522
Segment net income (loss)	$22,367	$(69,676)
(1) Includes cross-program consulting expenses; (2) Includes facilities, information technology, legal, intellectual property, and other general and administrative expense; (3) Includes stock-based compensation expense, depreciation, sublease income, investment accretion, interest income, impairment gain/loss, and other (income) expense.
15. LICENSE REVENUE
In March 2025, the Company entered into a license agreement with Servier (the Servier Agreement). Pursuant to the Servier Agreement, the Company granted to Servier a worldwide license to develop and commercialize BDTX-4933. Under the terms of the Servier Agreement, Servier will lead the development activities and the worldwide commercialization of BDTX-4933 across multiple indications, including NSCLC, with potential applications in other solid tumors. Under the Servier Agreement, the Company received an upfront payment of $70,000 in March 2025 and will be eligible to receive up to $710,000 in development and commercial sales milestone payments, along with tiered royalties based on global net sales. These milestone and royalty payments will become payable to the Company if and when the development and commercial sales milestones are achieved and commercial sales of the licensed product are made.
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
The development milestone fees are fully constrained at the inception of the contract. The estimate of variable consideration and the judgments related to the constraints for the development milestones are reassessed each reporting period under the most likely amount method. As of and for the year ended December 31, 2025, the Company determined the events underlying the milestones were not probable, therefore the variable consideration was fully constrained and no adjustments to the estimates have been made.

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
During the year ended December 31, 2025, the Company recorded $70,000 in license revenue pursuant to the Servier Agreement and none in the year ended December 31, 2024. We anticipate that our net operating losses will cover our annual 2025 tax expense associated with this revenue.

* * * * * *
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
10b5-1 Plans
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Annual Report on Form 10-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 11. Executive Compensation
The information required under this item (excluding the information under the subheading “Pay Versus Performance”) is incorporated by reference to the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 131 of this Annual Report, incorporated into this Item by reference.
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
10.7#
Employment Agreement between the Registrant and Brent Hatzis-Schoch (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-235789) filed on January 3, 2020)

10.8#
Employment Agreement between the Registrant and Elizabeth Buck (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39200) filed on August 12, 2021)

10.9#
Employment Agreement between the Registrant and Sergey Yurasov (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39200) filed on August 9, 2022)

10.10#
Employment Agreement between the Registrant and Melanie Morrison (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K (File No. 001-39200) filed on March 12, 2024)

10.11#
Employment Agreement between the Registrant and Erika Jones, as amended by Amendment No. 1 to the Employment Agreement between the Registrant and Erika Jones, dated October 30, 2024 (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39200) filed on November 5, 2024)

10.12#
Employment Agreement between the Registrant and Mark A. Velleca (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-39200) filed on September 18, 2023)

10.13#+
Amended and Restated Non-Employee Director Compensation Plan, effective February 14, 2024 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (File No. 001-39200) filed on March 12, 2024)

10.14+
Lease Agreement, dated as of July 24, 2020, by and between RREEF America REIT II Corp. PPP and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39200) filed on August 11, 2020)

10.15+†
License Agreement, dated as of March 18, 2025, by and between Servier Pharmaceuticals LLC and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39200) filed on May 12, 2025)

19	Black Diamond Therapeutics, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 of the Registrant’s Annual Report on Form 10-K (File No. 001-39200) filed on March 6, 2025)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-39200) filed on March 12, 2024)
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Black Diamond Therapeutics, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-39200) filed on March 12, 2024)
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101SCH*	Inline XBRL Taxonomy Extension Schema Document.
101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

Black Diamond Therapeutics, Inc.

Date: March 16, 2026	By:	/s/ Mark A. Velleca
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2026.

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