Form 10-Q
period 2026-03-31
Black Diamond Therapeutics, Inc.
filed 2026-05-07
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2026
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
One Main Street, 14th Floor, Cambridge, Massachusetts 02142 (Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2026, the registrant had 57,301,774 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “could”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:
•the progress, timing and success of our clinical trials of silevertinib and any of our future product candidates, including the availability, timing and announcement of data and results of such trials;
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
•Servier’s ability to develop and commercialize BDTX-4933 (also known as S241656);
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
•our ability to maintain an effective system of internal controls; and
•the impact of macroeconomic and geopolitical developments on our business, including inflationary pressures and capital market disruptions, interest rate fluctuations, changes in or disruptions of U.S. governmental agencies, whether from a U.S. federal government shutdown or reduced resources, new or increased international tariffs and retaliatory tariffs, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, trade protection measures, military conflicts, such as the ongoing conflicts between Russia and Ukraine, U.S. and Iran, and in the Middle East, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets.
Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” and elsewhere in our most recent Annual Report on Form 10-K for the year ended December 31, 2025 (the Annual Report) and in other Securities and Exchange Commission (SEC) filings. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$30,071	$20,990
Investments	88,187	107,662
Prepaid expenses and other current assets	4,709	3,788
Total current assets	122,967	132,440
Property and equipment, net	338	365
Restricted cash	831	829
Right-of-use assets	8,757	9,303
Other non-current assets	29	73
Total assets	$132,922	$143,010
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,969	$579
Accrued expenses and other current liabilities	11,565	15,152
Total current liabilities	14,534	15,731
Non-current operating lease liabilities	14,088	15,068
Total liabilities	28,622	30,799
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at March 31, 2026 and December 31, 2025; 57,301,774 shares issued and outstanding at March 31, 2026 and 57,138,057 shares issued and outstanding at December 31, 2025	8	8
Additional paid-in capital	578,104	576,842
Accumulated other comprehensive (loss) income	(36)	101
Accumulated deficit	(473,776)	(464,740)
Total stockholders' equity	104,300	112,211
Total liabilities and stockholders' equity	$132,922	$143,010
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
License revenue	$—	$70,000
Operating expenses:
Research and development	$7,003	$10,506
General and administrative	4,256	4,964
Total operating expenses	11,259	15,470
Income (loss) from operations	(11,259)	54,530
Other income (expense):
Interest income	1,023	595
Other income (expense)	1,200	1,417
Total other income (expense), net	2,223	2,012
Net income (loss)	$(9,036)	$56,542

Net income (loss) per share - basic	$(0.16)	$1.00
Net income (loss) per share - diluted	$(0.16)	$0.98

Weighted average common shares outstanding - basic	57,233,413	56,663,798
Weighted average common shares outstanding - diluted	57,233,413	57,673,099

Comprehensive income (loss):
Net income (loss)	$(9,036)	$56,542
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	(137)	(43)
Comprehensive income (loss)	$(9,173)	$56,499
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(9,036)	$56,542
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	1,447	1,700
Depreciation expense	27	87
(Accretion) amortization on investments	(162)	(415)
Noncash rent expense	546	769
(Gain) Loss on sale of equipment	—	(13)
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(921)	(678)
Other non-current assets	44	44
Accounts payable	2,390	(1,379)
Accrued expenses and other current liabilities	(3,587)	(2,347)
Non-current operating lease liabilities	(980)	(900)
Net cash provided by (used in) operating activities	(10,232)	53,410

Cash flows from investing activities:
Proceeds from sale of equipment	—	13
Proceeds from sales and maturities of investments	19,500	32,000
Purchases of investments	—	(23,466)
Net cash provided by (used in) investing activities	19,500	8,547

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP, net of restricted stock surrendered for taxes	(185)	32
Net cash provided by financing activities	(185)	32
Net (decrease) increase in cash and cash equivalents	9,083	61,989
Cash, cash equivalents and restricted cash, beginning of period	21,819	37,256
Cash, cash equivalents and restricted cash, end of period	$30,902	$99,245

Cash and cash equivalents, end of period	$30,071	$98,424
Restricted cash, end of period	831	821
Cash, cash equivalents and restricted cash, end of period	$30,902	$99,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - December 31, 2024	56,644,655	$7	$570,361	$24	$(487,107)	$83,285
Issuance of common stock related to ESPP	17,567	—	32	—	—	32
Stock-based compensation	14,494	—	1,700	—	—	1,700
Unrealized gain (loss) on investments	—	—	—	(43)	—	(43)
Net income	—	—	—	—	56,542	56,542
BALANCE - March 31, 2025	56,676,716	7	572,093	(19)	(430,565)	141,516

BALANCE - December 31, 2025	57,138,057	$8	$576,842	$101	$(464,740)	$112,211
Vesting of restricted stock units	225,000	—	—	—	—	—
Surrender of shares for taxes	(74,307)	—	(185)	—	—	(185)
Stock-based compensation	13,024	—	1,447	—	—	1,447
Unrealized gain (loss) on investments	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	(9,036)	(9,036)
BALANCE - March 31, 2026	57,301,774	$8	$578,104	$(36)	$(473,776)	$104,300

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
On November 13, 2025, the Company filed a new shelf registration statement on Form S-3, including a base prospectus and sales agreement prospectus (the New Shelf Registration Statement), with the SEC, which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500.0 million, including up to $150.0 million of shares of its common stock (the Shares) that may be offered, issued and sold under an Open Market Sale AgreementSM (the Sales Agreement) previously entered into with Jefferies LLC (Jefferies), as sales agent, on November 13, 2022 (the ATM Program). The New Shelf Registration Statement was filed to replace the Company’s prior shelf registration statement on Form S-3, originally filed with the SEC on November 14, 2022 and declared effective on November 22, 2022 (the Prior Shelf Registration Statement), which was set to expire on November 22, 2025, in accordance with applicable SEC regulations. The New Shelf Registration Statement became effective on December 3, 2025, and in accordance with Rule 415(a)(6) under the Securities Act, the offering of securities under the Prior Shelf Registration Statement was deemed terminated as of the date of effectiveness of the New Shelf Registration Statement. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but the Company has no obligation to sell any Shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of March 31, 2026, the Company sold 4,490,853 shares of its common stock pursuant to the ATM Program, resulting in gross proceeds to the Company of approximately $25.0 million ($24.5 million net of offering costs).

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Historically, the Company has funded its operations primarily with proceeds from sales of common stock and preferred stock, and through the $70.0 million upfront payment received under the Servier Agreement in March 2025. The Company has had recurring losses and negative cash flows from operations in substantially all periods since inception and had an accumulated deficit of $473.8 million as of March 31, 2026. The Company expects to continue to generate operating losses for the foreseeable future.
As of May 7, 2026, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these condensed consolidated financial statements.
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
Unaudited interim financial information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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
The Company continues to monitor the impact of macroeconomic developments and geopolitical developments, including political unrest, new or increased international tariffs and retaliatory tariffs, economic sanctions, inflationary pressures, interest rate fluctuations, disruptions in capital markets, changes in or disruptions of U.S. governmental agencies whether from a U.S. federal government shutdown or reduced resources, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, international trade relationships and military conflicts, such as the ongoing conflicts between Russia and Ukraine, U.S. and Iran, and in the Middle East, on all aspects of its business, and has considered the impact of these factors on estimates within its financial statements. The extent to which future developments may impact the Company’s business, results of operations or financial condition are uncertain and cannot be predicted with confidence and there may be changes to estimates in future periods. As of the date of issuance of these condensed consolidated financial statements, the Company has not experienced material business disruptions or incurred impairment losses in the carrying value of its assets as a result of these factors and is not aware of any specific related event or circumstance that would require it to update its estimates.
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
3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at March 31, 2026 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$28,990	$—	$—	$28,990
Investments:
Commercial paper	—	13,008	—	13,008
Corporate bonds	—	61,179	—	61,179
U.S. Government agencies	—	14,000	—	14,000
Total	$28,990	$88,187	$—	$117,177

	Fair value measurements at December 31, 2025 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,906	$—	$—	$19,906
Investments:
Commercial paper	—	14,885	—	14,885
Corporate bonds	—	78,745	—	78,745
U.S. Government agencies	—	14,032	—	14,032
Total	$19,906	$107,662	$—	$127,568
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
There were no transfers in or out of Level 3 categories in the periods presented.
4. INVESTMENTS
As of March 31, 2026, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$13,019	$2	$(13)	$13,008
Corporate bonds	61,182	29	(32)	61,179
U.S. Government agencies	14,022	1	(23)	14,000
Total	$88,223	$32	$(68)	$88,187
As of December 31, 2025, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$14,878	$8	$(1)	$14,885
Corporate bonds	78,652	110	(17)	78,745
U.S. Government agencies	14,031	6	(5)	14,032
Total	$107,561	$124	$(23)	$107,662
As of March 31, 2026, all marketable securities held by the Company had remaining contractual maturities of three years or less.
As of December 31, 2025, all marketable securities held by the Company had remaining contractual maturities of three year or less.

As of March 31, 2026, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. The Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company also determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2026 and the year ended December 31, 2025.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Leasehold improvements	$1,593	$1,593
Property and equipment	1,593	1,593
Less: accumulated depreciation	(1,255)	(1,228)
Total Property and Equipment, net	$338	$365

Depreciation expense for the three months ended March 31, 2026 and 2025 was $27 and $87, respectively.
6. EQUITY METHOD INVESTMENT
In December 2022, the Company received 9,000,000 shares of common stock in a newly formed antibody-focused precision oncology company, Revelio Therapeutics, Inc. (Revelio), in exchange for contributing early discovery-stage antibody programs and granting Revelio a license to use its MAP drug discovery engine to discover, develop and commercialize large molecule therapeutics. As of December 31, 2025 and March 31, 2026, the Company had a voting interest in Revelio of 15.1%, and one seat on Revelio’s Board of Directors, which provide the Company with significant influence over Revelio. Other investors in Revelio include Versant Ventures and New Enterprise Associates (NEA), who are shareholders of the Company.
The Company accounted for the transaction under the equity method. As of March 31, 2026 and the year ended December 31, 2025, the carrying value of the investment in Revelio was zero. Since the Company has no obligation to provide financing support to Revelio, the Company is not required to record further losses exceeding the carrying value of the investment. The Company also determined that its investment in Revelio is not material or significant to its operations or financial position.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Contracted research services	$6,025	$7,951
Payroll and related expenses	1,344	2,923
Professional and consulting fees	402	565
Current portion of operating lease liability and other	3,794	3,713
Total accrued expenses and other current liabilities	$11,565	$15,152

8. STOCK-BASED COMPENSATION
2020 Stock Option and Incentive Plan
The 2020 Stock Option and Incentive Plan (the 2020 Plan) was approved by the Company’s board of directors on December 5, 2019, and the Company’s stockholders on January 14, 2020 and became effective on the date immediately prior to the date on which the registration statement for the Company’s initial public offering (IPO) was declared effective. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The 2020 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2026, 2,285,522 shares of common stock, representing 4% of the Company’s outstanding shares of common stock as of December 31, 2025, were added to the 2020 Plan.
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
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Stock options	$1,276	$1,141
Restricted stock units	140	529
Employee Stock Purchase Plan and Other	31	30
	$1,447	$1,700
For the three months ended March 31, 2026, the Company issued 13,024 shares of common stock under its 2020 Plan in accordance with its policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Research and development	$607	$781
General and administrative	840	919
	$1,447	$1,700

Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2025	9,649,805	$5.83	7.1	$498
Granted	2,156,700	$2.57
Cancelled or forfeited	(85,852)	$3.03
Outstanding March 31, 2026	11,720,653	$5.25	7.3	$286
Options vested or expected to vest at March 31, 2026	11,720,653	$5.25	7.3	$286
Options exercisable at March 31, 2026	6,588,389	$6.98	6.2	$234
For the three months ended March 31, 2026, total unrecognized compensation cost related to the unvested stock-options was $11,013, which is expected to be recognized over a weighted average period of 2.6 years.
Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the time-based restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The following table summarizes time-based restricted stock activity since January 1, 2026:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2025	450,000	$2.52
Vested	(225,000)	$2.52
Unvested restricted common stock as of March 31, 2026	225,000	$2.52
The total fair value of time-based restricted stock units vested during the three months ended March 31, 2026 was $567.
For the three months ended March 31, 2026, there was $472 unrecognized compensation cost related to the time-based unvested restricted stock units.

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
The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common shareholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(9,036)	$56,542

Weighted average common shares outstanding - basic	57,233,413	56,663,798
Effect of dilutive securities:
Options to purchase common stock	—	10,886
Restricted stock units	—	990,000
Employee stock purchase program	—	8,415
Weighted average common shares outstanding - diluted	57,233,413	57,673,099

Net income (loss) per share - basic	$(0.16)	$1.00
Net income (loss) per share - diluted	$(0.16)	$0.98
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	11,720,653	10,828,955
Unvested restricted stock	225,000	—
Shares issuable under employee stock purchase plan	6,539	—
Warrants to purchase common stock	10,757	10,757
	11,962,949	10,839,712
10. LEASES
The Company has historically entered into lease arrangements for its facilities. As of March 31, 2026, the Company had two operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.

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
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Lease Cost
Operating lease cost	$785	$1,054
Variable lease cost	213	259
Sublease income	(1,040)	(990)
Total lease cost	$(42)	$323

Other Operating Lease Information	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liability	$1,139	$1,109
Weighted-average remaining lease term	5.0	5.8
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the three months ended March 31, 2026 and 2025 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
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

License Agreements
The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of March 31, 2026, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2026 or December 31, 2025.
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
12. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the 401(k) Plan). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the Code). All matching contributions are fully vested when made. During the three months ended March 31, 2026 and 2025, the Company contributed $198 and $154, respectively, to the 401(k) Plan.
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

The following table is a reconciliation of the significant expense categories to segment net income (loss) regularly provided to the CODM when managing the Company’s single reporting segment:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
License revenue	$—	$(70,000)
Program expenses:
Silevertinib (NSCLC) research and development expenses	$2,788	$5,204
Silevertinib (GBM) research and development expenses	1,368	—
BDTX-4933 research and development expenses	—	1,018
Other research programs and development expenses[1]	6	562
Non-program expenses[2]	2,610	3,546
Personnel-related expenses	3,012	3,351
Other segment items[3]	(748)	(223)
Segment net (income) loss	$9,036	$(56,542)
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
The development milestone fees are fully constrained at the inception of the contract. The estimate of variable consideration and the judgments related to the constraints for the development milestones are reassessed each reporting period under the most likely amount method. As of and for the three months ended March 31, 2026, the Company determined the events underlying the milestones were not probable, therefore the variable consideration was fully constrained and no adjustments to the estimates have been made.

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
During the three months ended March 31, 2026, the Company recorded no license revenue pursuant to the Servier Agreement and $70,000 in the three months ended March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 16, 2026. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in our Annual Report on Form 10-K and in other SEC filings.
Overview
We are a clinical-stage oncology company developing MasterKey therapies that target families of oncogenic mutations in patients with cancer. The foundation of our company is built upon a deep understanding of cancer genetics, onco-protein structure and function, and medicinal chemistry. Our MasterKey therapies are designed to address a broad spectrum of genetically defined tumors, overcome resistance, minimize wild-type mediated toxicities, and be brain-penetrant to treat central nervous system (CNS) disease. Our compounds target families of oncogenic mutations in clinically validated pathways. Our lead clinical-stage program, silevertinib (formerly BDTX-1535), is a brain-penetrant, covalent, fourth-generation epidermal growth factor receptor (EGFR) MasterKey inhibitor targeting epidermal growth factor receptor mutant (EGFRm) non-small cell lung cancer (NSCLC) and glioblastoma (GBM). We are advancing a Phase 2 trial in NSCLC patients and initiated a randomized Phase 2 trial of silevertinib in newly diagnosed patients with EGFRvIII+ glioblastoma (GBM), with the first patient dosed in May 2026.
We believe that our clinical-stage lead product candidate, silevertinib, has the potential to treat newly diagnosed patients with EGFRm NSCLC, as well as those with recurrent disease, based upon silevertinib’s ability to address greater than 50 classical and non-classical oncogenic driver mutations with greater potency than other EGFR tyrosine kinase inhibitors (TKIs), as well as uniquely target the C797S resistance mutation which can be acquired after treatment with osimertinib. Silevertinib was shown to be well tolerated and achieve durable clinical responses in our Phase 1 trial in patients with recurrent EGFRm NSCLC whose tumors expressed a range of mutation subtypes, including the acquired C797S resistance mutation and a broad spectrum of non-classical mutations. Initial data from a Phase 2 trial of 83 patients with EGFRm NSCLC in the second- and third-line settings demonstrated encouraging clinical responses, robust EGFRm target coverage, a favorable tolerability profile with no new safety signals observed.
In July of 2025, we completed enrollment of 43 patients in a Phase 2 trial of silevertinib in frontline NSCLC patients harboring non-classical EGFR mutations. In December of 2025, we announced initial data from these 43 frontline NSCLC patients harboring a broad spectrum of 35 distinct non-classical EGFR mutations, including 16 patients with brain metastases (7 of whom had measurable CNS target lesions). All patients were enrolled at a 200mg oral daily dose of silevertinib. Efficacy and safety were assessed with a November 3, 2025 data cutoff and median follow-up time as of this date was 7.2 months. The initial data from this trial was encouraging with 25 confirmed partial responses and 1 confirmed complete response equating to a 60% Objective Response Rate (ORR by RECIST 1.1). CNS ORR (by RANO-BM) was 86% and the disease control rate (DCR) was 91%. No new safety signals were observed. Adverse events (AEs) experienced by a majority of patients included rash, stomatitis, diarrhea and paronychia and were managed with standard supportive care and dose interruptions or reductions without compromising response depth or durability. As of the November 3, 2025 data cutoff, 29 patients remained on therapy (5 of 29 after progression) with one patient having been on therapy for more than 19 months. We will present updated results from the Phase 2 NSCLC trial, including preliminary duration of response (DOR) and progression-free survival (PFS) data in the frontline setting (43 patients) as well as final clinical results in the recurrent setting (83 patients), at the American Society of Clinical Oncology (ASCO) Annual Meeting, May 29 – June 2, 2026.

Silevertinib has demonstrated encouraging CNS activity in multiple trials across NSCLC and GBM. In our Phase 2 in frontline patients with EGFRm NSCLC 86% of patients achieved a confirmed CNS response. The results from our Phase 1 trial of silevertinib in patients with relapsed/recurrent GBM (presented at ASCO in 2024) showed encouraging duration of treatment and clinical activity, and a tolerability profile consistent with the initial safety data seen in patients with recurrent NSCLC. A Phase 0/1 “window of opportunity” study sponsored by the Ivy Brain Tumor Center in Phoenix, Arizona in patients with recurrent high-grade glioma (HGG) with EGFR alterations and/or fusions at initial diagnosis demonstrated that silevertinib exceeded the pre-specified threshold for drug concentration in the brain tumor tissue and was generally well tolerated. It also showed that silevertinib penetrates non-contrast enhancing regions of glioblastoma and suppresses EGFR signaling in patient tumors. Based on these data and together with the robust CNS ORR demonstrated by silevertinib to date in our Phase 2 trial in frontline EGFRm NSCLC patents, we believe that silevertinib is uniquely positioned as a potential treatment for patients with newly diagnosed EGFR-altered GBM. Following feedback on the study design received from the FDA in January 2026, we initiated a randomized Phase 2 trial in this patient population and dosed the first patient in May 2026. After a combination safety lead-in of silevertinib plus temozolomide (TMZ), the trial is expected to enroll approximately 150 newly diagnosed patients, randomized to receive TMZ (as the control arm) or silevertinib plus TMZ (as the experimental arm). The eligible patient population will be on EGFRvIII-positive patients (approximately 30% of GBM patients) who are O-6-methylguanine-DNA methyltransferase (MGMT) -negative (unmethylated). Randomization and treatment will begin after patients have had surgical resection and radiation and are eligible for maintenance TMZ. The primary endpoint of the trial will be PFS (RANO by blinded independent committee review, or BICR), with a planned futility analysis, and an interim PFS analysis anticipated in the first half 2028. The secondary endpoint of the trial will be overall survival (OS). The trial will be governed by an independent data monitoring committee (IDMC).
We are also continuing to explore potential partnership opportunities to advance silevertinib into pivotal development.
Our second clinical-stage asset, BDTX-4933 (also known as S241656), was outlicensed to Servier Pharmaceuticals LLC (Servier) in the first quarter of 2025. Pursuant to the license agreement, we granted to Servier a global license to develop and commercialize BDTX-4933. Under the terms of the license agreement, Servier will lead the development activities and the global commercialization of BDTX-4933 across multiple indications, including NSCLC, with potential applications in other solid tumors. In consideration for the license granted to Servier, we received an upfront payment of $70.0 million in March 2025 and will be eligible to receive up to $710.0 million in development and commercial sales milestone payments, along with tiered royalties based on global net sales. See Note 14, License Revenue, to the consolidated financial statements included elsewhere in this Annual Report for additional information.
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
To date, we have funded our operations primarily with proceeds from sales of our common stock and preferred stock, and through the $70.0 million upfront payment received under the Servier Agreement in March 2025. Since inception, we have incurred significant operating losses. Our net loss was $9.0 million and our net income was $56.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $473.8 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
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
As of March 31, 2026, we had cash, cash equivalents and investments of approximately $118.3 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
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

Results of operations
Comparison of the three months ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
License revenue	$—	$70,000	$(70,000)
Operating expenses:
Research and development	7,003	10,506	(3,503)
General and administrative	4,256	4,964	(708)
Total operating expenses	11,259	15,470	(4,211)
Income (loss) from operations	(11,259)	54,530	(65,789)
Other income (expense):
Interest income	1,023	595	428
Other (expense) income	1,200	1,417	(217)
Total other income (expense), net	2,223	2,012	211
Net income (loss)	$(9,036)	$56,542	$(65,578)
Revenue
No revenue was recorded for the three months ended March 31, 2026 compared to $70.0 million for the three months ended March 31, 2025. The decrease was a result of the upfront payment we received from Servier in the first quarter of 2025 under the Servier Agreement.
Research and development
Research and development expenses were $7.0 million for the three months ended March 31, 2026, compared to $10.5 million for the three months ended March 31, 2025. The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Silevertinib (NSCLC) research and development expenses	$2,788	$5,204	$(2,416)
Silevertinib (GBM) research and development expenses	1,368	—	1,368
BDTX-4933 research and development expenses	—	1,018	(1,018)
Other research programs and platform development expenses	6	562	(556)
Personnel expenses	2,337	2,708	(371)
Allocated facility expenses	437	877	(440)
Other expenses	67	137	(70)
	$7,003	$10,506	$(3,503)

The decrease of $3.5 million for the three months ended March 31, 2026 was primarily due to a decrease of $2.4 million related to the progression of our Phase 2 clinical trial for silevertinib in NSCLC and a decrease of $1.0 million related the deprioritization of the BDTX-4933 program and subsequent licensing to Servier, partially offset by an increase of $1.4 million for silevertinib GBM due to the initiation of a Phase 2 GBM trial, compared to the three months ended March 31, 2025. In addition, personnel expenses decreased by $0.4 million as we continue to capitalize on workforce efficiencies and focus on advancing and optimizing development for silevertinib, and facilities expenses decreased by $0.4 million due to the sublease of the remaining floor of our Cambridge, Massachusetts office space in December 2025.
General and administrative
General and administrative expenses were $4.3 million for the three months ended March 31, 2026 compared to $5.0 million for the three months ended March 31, 2025. The decrease was primarily a result of continued operational efficiencies.
Other income (expense)
Other income was $2.2 million for the three months ended March 31, 2026, compared to $2.0 million for the three months ended March 31, 2025. The increase was primarily attributable to an increase in interest income in 2026 compared to 2025.
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
On February 3, 2020, we completed an initial public offering (IPO) of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of our common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Through March 31, 2026, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock.

On November 13, 2025, we filed a new shelf registration statement on Form S-3 (the New Shelf Registration Statement) with the SEC, which covers the offering, issuance and sale of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500.0 million, including up to $150.0 million of shares of our common stock (the Shares) that may be offered, issued and sold under an Open Market Sale AgreementSM (the Sales Agreement) previously entered into with Jefferies LLC (Jefferies), as sales agent, on November 13, 2022 (the ATM Program). The New Registration Statement was filed to replace our prior shelf registration statement on Form S-3 (the Prior Shelf Registration Statement), originally filed with the SEC on November 14, 2022 and declared effective on November 22, 2022, which was set to expire on November 22, 2025, in accordance with applicable SEC regulations. The New Shelf Registration Statement became effective on December 3, 2025, and in accordance with Rule 415(a)(6) under the Securities Act, the offering of securities under the Prior Shelf Registration Statement is deemed terminated as of the date of effectiveness of the New Shelf Registration Statement. Any Shares will be sold pursuant to the New Shelf Registration Statement and the sales agreement prospectus filed therewith. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of March 31, 2026, we sold 4,490,853 shares of our common stock pursuant to the ATM Program, resulting in gross proceeds to us of approximately $25.0 million ($24.5 million net of offering costs).
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
As of March 31, 2026, we had cash, cash equivalents and investments of $118.3 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash provided by (used in) operating activities	$(10,232)	$53,410
Cash provided by (used in) investing activities	19,500	8,547
Cash provided by (used in) financing activities	(185)	32
Net increase (decrease) in cash and cash equivalents	$9,083	$61,989

Operating activities
During the three months ended March 31, 2026, we had cash used in operating activities of $10.2 million, primarily resulting from our net loss of $9.0 million, along with changes in our operating assets and liabilities of $3.1 million, partially offset by $1.9 million of non-cash items.
During the three months ended March 31, 2025, we used cash provided by operating activities of $53.4 million, primarily resulting from our net income of $56.5 million, partially offset by the non-cash charge related to stock compensation expense of $1.7 million.
Changes in accounts payable and accrued expenses in all periods were generally due to the advancement of our product candidate and the timing of vendor invoicing and payments.
Investing activities
During the three months ended March 31, 2026, we had cash provided by investing activities of $19.5 million primarily from the sales and maturities of investments.
During the three months ended March 31, 2025, we had cash provided by investing activities of $8.5 million primarily from the sales and maturities of investments, netted against our purchase of investments.
Financing activities
During the three months ended March 31, 2026, we had cash used in financing activities of $0.2 million, resulting from the shares surrendered to cover taxes from a restricted stock unit vesting.
During the three months ended March 31, 2025, we had cash provided by financing activities of less than $0.1 million consisting of proceeds from the participation in the employee stock purchase plan.
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
As of March 31, 2026, we had cash, cash equivalents and investments of $118.3 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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
•the ongoing costs of operating as a public company; and
•general macroeconomic, geopolitical, industry and market conditions, including fluctuations in inflationary rates, tariffs, interest rates and supply chain constraints.
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time, if ever, as we can generate substantial product revenue from product sales, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties or through other sources of financing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock, and such sales may be on unfavorable terms. Similarly, adverse macroeconomic conditions and market volatility resulting from global economic developments, military conflicts, political unrest, inflationary pressures, global health crises, or other factors could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms or at all. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all.

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
Contractual obligations and commitments
The following summarizes our contractual obligations as of March 31, 2026:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Property leases - commenced	$3,460	$8,650	$4,432	$3,891	$20,433
Total	$3,460	$8,650	$4,432	$3,891	$20,433
Property leases – commenced
The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of March 31, 2026. The minimum lease payments do not include common area maintenance charges or real estate taxes.
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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 16, 2026. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those previously disclosed.
Recently issued accounting pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.
Smaller reporting company status
Effective as of December 31, 2025, the fifth anniversary of the closing of our IPO, we ceased to qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended. As a result, commencing with our Annual Report on Form 10-K for the year ended December 31, 2025, we are no longer eligible to take advantage of certain exemptions from various reporting requirements that are applicable to emerging growth companies.
Despite our loss of emerging growth company status, we are still a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies despite the loss of emerging growth company status. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
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
Item 1A. Risk Factors
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the discussion of risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the Securities and Exchange Commission, or the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, prospects, financial condition and results of operations. Certain statements in this Quarterly Report are forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
10b5-1 Plans
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2026, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:
On February 26, 2026, Elizabeth Buck, our Chief Scientific Officer, entered into a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the Buck 10b5-1 Plan). The Buck 10b5-1 Plan is scheduled to commence on May 28, 2026, and will run through May 31, 2027. The aggregate maximum number of shares of common stock that may be sold pursuant to the Buck 10b5-1 Plan is up to 208,750 shares pursuant to the terms of the Buck 10b5-1 Plan.

Item 6. Exhibits
The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report.

Exhibit No.	Exhibit Index
10.1#*	Amended and Restated Non-Employee Director Compensation Plan, effective January 1, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
+	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Diamond Therapeutics, Inc.

Date: May 7, 2026	By:	/s/ Mark A. Velleca
Mark A. Velleca President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: May 7, 2026	By:	/s/ Erika Jones
Erika Jones Senior Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)