Form 10-Q
period 2026-06-30
Black Diamond Therapeutics, Inc.
filed 2026-08-05
CIK 1701541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
_______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2026, the registrant had 57,453,747 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to maintain an effective system of internal controls; and
•the impact of macroeconomic and geopolitical developments on our business, including inflationary pressures and capital market disruptions, interest rate fluctuations, changes in or disruptions of U.S. governmental agencies, whether from a U.S. federal government shutdown, reduced resources or shifting policy priorities, new or increased international tariffs and retaliatory tariffs, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, trade protection measures, military conflicts, such as the ongoing conflicts between Russia and Ukraine, U.S. and Iran, and in the Middle East, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets.
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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
Black Diamond Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$19,194	$20,990
Investments	91,312	107,662
Prepaid expenses and other current assets	4,888	3,788
Total current assets	115,394	132,440
Property and equipment, net	310	365
Restricted cash	833	829
Right-of-use assets	8,207	9,303
Other non-current assets	285	73
Total assets	$125,029	$143,010
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,404	$579
Accrued expenses and other current liabilities	14,439	15,152
Total current liabilities	15,843	15,731
Non-current operating lease liabilities	13,095	15,068
Total liabilities	28,938	30,799
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock; $0.0001 par value; 500,000,000 shares authorized at June 30, 2026 and December 31, 2025; 57,446,349 shares issued and outstanding at June 30, 2026 and 57,138,057 shares issued and outstanding at December 31, 2025	8	8
Additional paid-in capital	579,832	576,842
Accumulated other comprehensive (loss) income	(68)	101
Accumulated deficit	(483,681)	(464,740)
Total stockholders' equity	96,091	112,211
Total liabilities and stockholders' equity	$125,029	$143,010
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License revenue	$—	$—	$—	$70,000
Operating expenses:
Research and development	$7,393	$9,319	$14,396	$19,825
General and administrative	4,664	4,101	8,920	9,065
Total operating expenses	12,057	13,420	23,316	28,890
Income (loss) from operations	(12,057)	(13,420)	(23,316)	41,110
Other income (expense):
Interest income	922	1,118	1,945	1,713
Other income (expense)	1,230	1,741	2,430	3,158
Total other income (expense), net	2,152	2,859	4,375	4,871
Net income (loss)	$(9,905)	$(10,561)	$(18,941)	$45,981

Net income (loss) per share - basic	$(0.17)	$(0.19)	$(0.33)	$0.81
Net income (loss) per share - diluted	$(0.17)	$(0.19)	$(0.33)	$0.80

Weighted average common shares outstanding - basic	57,367,283	56,803,450	57,300,718	56,734,010
Weighted average common shares outstanding - diluted	57,367,283	56,803,450	57,300,718	57,474,118

Comprehensive income (loss):
Net income (loss)	$(9,905)	$(10,561)	$(18,941)	$45,981
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	(32)	(6)	(169)	(49)
Comprehensive income (loss)	$(9,937)	$(10,567)	$(19,110)	$45,932
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(18,941)	$45,981
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	2,958	3,477
Depreciation expense	55	173
(Accretion) amortization on investments	(332)	(838)
(Gain) Loss on sale of investments	—	(3)
Noncash rent expense	1,096	1,549
(Gain) Loss on sale of equipment	—	(23)
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(963)	(573)
Other non-current assets	(212)	88
Accounts payable	825	(3,236)
Accrued expenses and other current liabilities	(713)	(532)
Non-current operating lease liabilities	(1,973)	(1,812)
Net cash provided by (used in) operating activities	(18,200)	44,251

Cash flows from investing activities:
Proceeds from sale of equipment	—	23
Proceeds from sales and maturities of investments	34,500	62,583
Purchases of investments	(18,124)	(113,212)
Net cash provided by (used in) investing activities	16,376	(50,606)

Cash flows from financing activities:
Proceeds from exercise of common stock options and ESPP, net of restricted stock surrendered for taxes	32	(84)
Net cash provided by (used in) financing activities	32	(84)
Net (decrease) increase in cash and cash equivalents	(1,792)	(6,439)
Cash, cash equivalents and restricted cash, beginning of period	21,819	37,256
Cash, cash equivalents and restricted cash, end of period	$20,027	$30,817

Cash and cash equivalents, end of period	$19,194	$29,993
Restricted cash, end of period	833	824
Cash, cash equivalents and restricted cash, end of period	$20,027	$30,817
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands, except share data)
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - December 31, 2024	56,644,655	$7	$570,361	$24	$(487,107)	$83,285
Issuance of common stock related to ESPP	17,567	—	32	—	—	32
Stock-based compensation	14,494	—	1,700	—	—	1,700
Unrealized gain (loss) on investments	—	—	—	(43)	—	(43)
Net income	—	—	—	—	56,542	56,542
BALANCE - March 31, 2025	56,676,716	7	572,093	(19)	(430,565)	141,516
Exercise of common stock options	12,608	—	26	—	—	26
Vesting of restricted stock units	270,000	—	—	—	—	—
Surrender of shares for taxes	(84,081)	—	(142)	—	—	(142)
Stock-based compensation	11,696	—	1,777	—	—	1,777
Unrealized gain (loss) on investments	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(10,561)	(10,561)
BALANCE - June 30, 2025	56,886,939	7	573,754	(25)	(441,126)	132,610

BALANCE - December 31, 2025	57,138,057	$8	$576,842	$101	$(464,740)	$112,211
Vesting of restricted stock units	225,000	—	—	—	—	—
Surrender of shares for taxes	(74,307)	—	(185)	—	—	(185)
Stock-based compensation	13,024	—	1,447	—	—	1,447
Unrealized gain (loss) on investments	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	(9,036)	(9,036)
BALANCE - March 31, 2026	57,301,774	8	578,104	(36)	(473,776)	104,300
Exercise of common stock options	127,707	—	217	—	—	217
Stock-based compensation	16,868	—	1,511	—	—	1,511
Unrealized gain (loss) on investments	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(9,905)	(9,905)
BALANCE - June 30, 2026	57,446,349	$8	$579,832	$(68)	$(483,681)	$96,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Black Diamond Therapeutics, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Black Diamond Therapeutics, Inc. (the Company) is a clinical-stage oncology company developing MasterKey therapies that target families of oncogenic mutations in patients with cancer, including silevertinib, a potential best-in-class brain-penetrant epidermal growth factor receptor (EGFR) inhibitor. The Company was originally organized as a limited liability company in December 2014 under the name ASET Therapeutics LLC. In September 2016, the Company was converted to a corporation under the laws of the State of Delaware under the name ASET Therapeutics, Inc. The Company changed its name to Black Diamond Therapeutics, Inc. in January 2018. Since its inception, the Company has devoted substantially all of its efforts to raising capital, obtaining financing and incurring research and development costs related to the development and advancement of its product candidates identified by its Mutation-Allostery-Pharmacology (MAP) drug discovery engine.
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

On November 13, 2025, the Company filed a new shelf registration statement on Form S-3, including a base prospectus and sales agreement prospectus (the New Shelf Registration Statement), with the SEC, which covers the offering, issuance and sale of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500.0 million, including up to $150.0 million of shares of its common stock (the Shares) that may be offered, issued and sold under an Open Market Sale AgreementSM (the Sales Agreement) previously entered into with Jefferies LLC (Jefferies), as sales agent, on November 13, 2022 (the ATM Program). The New Shelf Registration Statement was filed to replace the Company’s prior shelf registration statement on Form S-3, originally filed with the SEC on November 14, 2022 and declared effective on November 22, 2022 (the Prior Shelf Registration Statement), which was set to expire on November 22, 2025, in accordance with applicable SEC regulations. The New Shelf Registration Statement became effective on December 3, 2025, and in accordance with Rule 415(a)(6) under the Securities Act, the offering of securities under the Prior Shelf Registration Statement was deemed terminated as of the date of effectiveness of the New Shelf Registration Statement. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but the Company has no obligation to sell any Shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of June 30, 2026, the Company sold 4,490,853 shares of its common stock pursuant to the ATM Program, resulting in gross proceeds to the Company of approximately $25.0 million ($24.5 million net of offering costs).
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Historically, the Company has funded its operations primarily with proceeds from sales of common stock and preferred stock, and through the $70.0 million upfront payment received under the Servier Agreement in March 2025. The Company has had recurring losses and negative cash flows from operations in substantially all periods since inception and had an accumulated deficit of $483.7 million as of June 30, 2026. The Company expects to continue to generate operating losses for the foreseeable future.
As of August 5, 2026, the issuance date of the condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its currently planned operations for at least the next 12 months from the filing date of these condensed consolidated financial statements.
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
The Company continues to monitor the impact of macroeconomic developments and geopolitical developments, including political unrest, new or increased international tariffs and retaliatory tariffs, economic sanctions, inflationary pressures, interest rate fluctuations, disruptions in capital markets, changes in or disruptions of U.S. governmental agencies, whether from a U.S. federal government shutdown, reduced resources or shifting policy priorities, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, international trade relationships and military conflicts, such as the ongoing conflicts between Russia and Ukraine, U.S. and Iran, and in the Middle East, on all aspects of its business, and has considered the impact of these factors on estimates within its financial statements. The extent to which future developments may impact the Company’s business, results of operations or financial condition are uncertain and cannot be predicted with confidence and there may be changes to estimates in future periods. As of the date of issuance of these condensed consolidated financial statements, the Company has not experienced material business disruptions or incurred impairment losses in the carrying value of its assets as a result of these factors and is not aware of any specific related event or circumstance that would require it to update its estimates.
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

3. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair value measurements at June 30, 2026 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$18,115	$—	$—	$18,115
Investments:
Commercial paper	—	17,052	—	17,052
Corporate bonds	—	65,277	—	65,277
U.S. Government agencies	—	8,983	—	8,983
Total	$18,115	$91,312	$—	$109,427

	Fair value measurements at December 31, 2025 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,906	$—	$—	$19,906
Investments:
Commercial paper	—	14,885	—	14,885
Corporate bonds	—	78,745	—	78,745
U.S. Government agencies	—	14,032	—	14,032
Total	$19,906	$107,662	$—	$127,568
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
There were no transfers in or out of Level 3 categories in the periods presented.
4. INVESTMENTS
As of June 30, 2026, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$17,063	$—	$(11)	$17,052
Corporate bonds	65,305	39	(67)	65,277
U.S. Government agencies	9,012	—	(29)	8,983
Total	$91,380	$39	$(107)	$91,312

As of December 31, 2025, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$14,878	$8	$(1)	$14,885
Corporate bonds	78,652	110	(17)	78,745
U.S. Government agencies	14,031	6	(5)	14,032
Total	$107,561	$124	$(23)	$107,662
As of June 30, 2026, all marketable securities held by the Company had remaining contractual maturities of three years or less.
As of December 31, 2025, all marketable securities held by the Company had remaining contractual maturities of three years or less.
As of June 30, 2026, the Company reviewed its investment portfolio to assess the unrealized losses on its available-for-sale investments. The Company evaluated whether it intended to sell the security and whether it was more likely than not that the Company would be required to sell the security before recovering its amortized cost basis. The Company also determined no portion of the unrealized losses relate to a credit loss. There have been no impairments of the Company’s assets measured and carried at fair value during the six months ended June 30, 2026 and the year ended December 31, 2025.
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Leasehold improvements	$1,593	$1,593
Property and equipment	1,593	1,593
Less: accumulated depreciation	(1,283)	(1,228)
Total Property and Equipment, net	$310	$365

Depreciation expense for the three and six months ended June 30, 2026 and 2025, was $28, $55, $86 and $173, respectively.
6. EQUITY METHOD INVESTMENT
In December 2022, the Company received 9,000,000 shares of common stock in a newly formed antibody-focused precision oncology company, Revelio Therapeutics, Inc. (Revelio), in exchange for contributing early discovery-stage antibody programs and granting Revelio a license to use its MAP drug discovery engine to discover, develop and commercialize large molecule therapeutics. As of December 31, 2025 and June 30, 2026, the Company had a voting interest in Revelio of 15.1% and 13.2%, respectively, and one seat on Revelio’s Board of Directors, which provide the Company with significant influence over Revelio. Other investors in Revelio include Versant Ventures and New Enterprise Associates (NEA), who are shareholders of the Company.
The Company accounted for the transaction under the equity method. As of June 30, 2026 and the year ended December 31, 2025, the carrying value of the investment in Revelio was zero. Since the Company has no obligation to provide financing support to Revelio, the Company is not required to record further losses exceeding the carrying value of the investment. The Company also determined that its investment in Revelio is not material or significant to its operations or financial position.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Contracted research services	$7,774	$7,951
Payroll and related expenses	1,814	2,923
Professional and consulting fees	976	565
Current portion of operating lease liability and other	3,875	3,713
Total accrued expenses and other current liabilities	$14,439	$15,152

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
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following award type categories included within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$1,339	$1,195	$2,615	$2,336
Restricted stock units	142	552	282	1,081
Employee Stock Purchase Plan and Other	30	30	61	60
	$1,511	$1,777	$2,958	$3,477

For the six months ended June 30, 2026, the Company issued 29,892 shares of common stock under its 2020 Plan in accordance with its policy where non-employee directors may elect to receive their compensation in the form of common stock in lieu of cash.
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$621	$810	$1,228	$1,591
General and administrative	890	967	1,730	1,886
	$1,511	$1,777	$2,958	$3,477
Options
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding December 31, 2025	9,649,805	$5.83	7.1	$498
Granted	2,396,700	$2.48
Exercised	(127,707)	$1.70
Cancelled or forfeited	(127,614)	$3.00
Outstanding June 30, 2026	11,791,184	$5.22	7.2	$122
Options vested or expected to vest at June 30, 2026	11,791,184	$5.22	7.2	$122
Options exercisable at June 30, 2026	7,066,337	$6.74	6.1	$77
As of June 30, 2026, total unrecognized compensation cost related to the unvested stock options was $9,896, which is expected to be recognized over a weighted average period of 2.4 years.
Restricted stock units
The fair values of restricted stock units are based on the market value of the Company’s stock on the date of the grant. Under terms of the time-based restricted stock agreements covering the common stock, shares of restricted common stock are subject to a vesting schedule. The following table summarizes time-based restricted stock activity since January 1, 2026:

	Number of shares	Weighted average grant date fair value
Unvested restricted common stock as of December 31, 2025	450,000	$2.52
Vested	(225,000)	$2.52
Unvested restricted common stock as of June 30, 2026	225,000	$2.52
The total fair value of time-based restricted stock units vested during the six months ended June 30, 2026 was $567.

As of June 30, 2026, there was $331 unrecognized compensation cost related to the time-based unvested restricted stock units, which is expected to be recognized over a weighted average period of 0.6 years.
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
The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common shareholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(9,905)	$(10,561)	$(18,941)	$45,981

Weighted average common shares outstanding - basic	57,367,283	56,803,450	57,300,718	56,734,010
Effect of dilutive securities:
Options to purchase common stock	—	—	—	61,693
Restricted stock units	—	—	—	670,000
Employee stock purchase program	—	—	—	8,415
Weighted average common shares outstanding - diluted	57,367,283	56,803,450	57,300,718	57,474,118

Net income (loss) per share - basic	$(0.17)	$(0.19)	$(0.33)	$0.81
Net income (loss) per share - diluted	$(0.17)	$(0.19)	$(0.33)	$0.80
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2026	2025
Options to purchase common stock	11,791,184	9,904,987
Unvested restricted stock	225,000	—
Shares issuable under employee stock purchase plan	5,632	—
Warrants to purchase common stock	10,757	10,757
	12,032,573	9,915,744

10. LEASES
The Company has historically entered into lease arrangements for its facilities. As of June 30, 2026, the Company had two operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.
Operating leases
On December 5, 2025, the Company entered into a sublease for the remaining floor of its Cambridge, Massachusetts office space. The sublease terminates on August 31, 2028, which is also the date on which the Company's lease terminates. Sublease income is recognized on a straight-line basis over the term of the sublease agreement. The Company was not relieved of its primary obligation under the Cambridge office lease as a result of the sublease. As part of the Company’s evaluation of the December 2025 sublease, it was determined that the estimated undiscounted sublease income did not exceed the net book value of the related long-term assets, which includes right-of-use assets and property and equipment associated with the subleased space. Accordingly, the Company recorded an impairment charge of $2,025 related to the right-of-use asset and an impairment charge of $580 related to the associated property and equipment.
On June 19, 2024, the Company entered into a sublease for its office and laboratory space in New York, NY. The sublease terminated on June 30, 2026, with the option to extend to June 30, 2027. Sublease income is recognized on a straight-line basis over the term of the sublease agreement. The Company was not relieved of its primary obligation under the New York lease as a result of the sublease. In December 2025, the subtenant did not exercise its option to extend the sublease, accordingly it terminated on June 30, 2026. As part of the Company’s evaluation of the termination of the sublease, it was determined that the undiscounted cash flows projected from an anticipated future sublease did not exceed the net book value of the related long-term assets, which includes right-of-use assets and property and equipment associated with the subleased space. Accordingly, the Company recorded an impairment charge of $4,626 related to the right-of-use asset and an impairment charge of $117 related to the associated property and equipment in December 2025.
On May 15, 2026, the Company entered into a sublease for its office and laboratory space in New York, NY beginning July 1, 2026. Unless terminated earlier, the sublease expires on June 30, 2028, with the option to extend either by one year or for the remainder of the master lease term to August 30, 2032. Sublease income is recognized on a straight-line basis over the term of the sublease agreement. The Company was not relieved of its primary obligation under the New York lease as a result of the sublease.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease Cost
Operating lease cost	$778	$1,054	$1,563	$2,108
Variable lease cost	228	229	441	488
Sublease income	(1,060)	(1,017)	(2,100)	(2,007)
Total lease cost	$(54)	$266	$(96)	$589

	Six Months Ended June 30,
Other Operating Lease Information	2026	2025
Cash paid for amounts included in the measurement of lease liability	$2,279	$2,219
Weighted-average remaining lease term	4.8	5.6
Weighted-average discount rate	5.3%	5.3%
The variable lease costs for the three and six months ended June 30, 2026 and 2025 include common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
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
License Agreements
The Company is party to license agreements, which include contingent payments. These payments will become payable if and when certain development, regulatory and commercial milestones are achieved. As of June 30, 2026, the satisfaction and timing of the contingent payments is uncertain and not reasonably estimable.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2026 or December 31, 2025.
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

12. BENEFIT PLANS
The Company has a tax-qualified 401(k) and Profit Sharing defined contribution plan (the 401(k) Plan). Under the 401(k) Plan, the Company provides an employer safe harbor matching contribution equal to 100% of a participant’s eligible contributions of up to 6% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the Code). All matching contributions are fully vested when made. During the three and six months ended June 30, 2026 and 2025, the Company contributed $47, $245, $67 and $221, respectively, to the 401(k) Plan.
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
The following table is a reconciliation of the significant expense categories to segment net income (loss) regularly provided to the CODM when managing the Company’s single reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
License revenue	$—	$—	$—	$(70,000)
Program expenses:
Silevertinib (NSCLC) research and development expenses	$2,232	$5,518	$5,020	$10,722
Silevertinib (GBM) research and development expenses	2,633	—	4,001	—
BDTX-4933 research and development expenses	—	—	—	1,018
Other research programs and development expenses[1]	—	371	6	933
Non-program expenses[2]	3,196	2,997	5,806	6,543
Personnel-related expenses	2,458	2,671	5,470	6,022
Other segment items[3]	(614)	(996)	(1,362)	(1,219)
Segment net (income) loss	$9,905	$10,561	$18,941	$(45,981)
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
The development milestone fees are fully constrained at the inception of the contract. The estimate of variable consideration and the judgments related to the constraints for the development milestones are reassessed each reporting period under the most likely amount method. As of and for the three and six months ended June 30, 2026, the Company determined the events underlying the milestones were not probable, therefore the variable consideration was fully constrained and no adjustments to the estimates have been made.
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
During the six months ended June 30, 2026, the Company recorded no license revenue pursuant to the Servier Agreement and $70,000 in the six months ended June 30, 2025.

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
Overview
We are a clinical-stage oncology company developing MasterKey therapies that target families of oncogenic mutations in patients with cancer, including silevertinib, a potential best-in-class brain-penetrant epidermal growth factor receptor (EGFR) inhibitor. The foundation of our company is built upon a deep understanding of cancer genetics, onco-protein structure and function, and medicinal chemistry. Our MasterKey therapies are designed to address a broad spectrum of genetically defined tumors, overcome resistance, minimize wild-type mediated toxicities, and be brain-penetrant to treat central nervous system (CNS) disease. Our compounds target families of oncogenic mutations in clinically validated pathways. Our lead clinical-stage program, silevertinib (formerly BDTX-1535), is a brain-penetrant, covalent, fourth-generation epidermal growth factor receptor (EGFR) MasterKey inhibitor targeting epidermal growth factor receptor mutant (EGFRm) non-small cell lung cancer (NSCLC) and glioblastoma (GBM). We are advancing a Phase 2 trial in EGFRm NSCLC patients and initiated a randomized Phase 2 trial of silevertinib in newly diagnosed patients with EGFRvIII+ glioblastoma (GBM), with the first patient dosed in May 2026.
We believe that our clinical-stage lead product candidate, silevertinib, has the potential to treat newly diagnosed patients with EGFRm NSCLC, as well as those with recurrent disease, based upon silevertinib’s ability to address greater than 50 classical and non-classical oncogenic driver mutations with greater potency than other EGFR tyrosine kinase inhibitors (TKIs), as well as uniquely target the C797S resistance mutation which can be acquired after treatment with osimertinib. Silevertinib was shown to be well tolerated and achieve durable clinical responses in our Phase 1 trial in patients with recurrent EGFRm NSCLC whose tumors expressed a range of mutation subtypes, including the acquired C797S resistance mutation and a broad spectrum of non-classical mutations. At the American Society of Clinical Oncology (ASCO) Annual Meeting in May 2026, final clinical data from a Phase 2 trial of 83 patients with EGFRm NSCLC in the second- and third-line settings demonstrated encouraging clinical responses, robust EGFRm target coverage, and a favorable tolerability profile with no new safety signals observed.

On May 30, 2026, data from our Phase 2 trial of silevertinib in frontline EGFRm NSCLC patients were presented at the ASCO Annual Meeting. As of an April 11, 2026 data cutoff date, 43 frontline patients presenting with a broad spectrum of EGFR non-classical mutations (NCMs), including compound and P-Loop and C-Helix Compressing (PACC) mutations, were enrolled at a dose of 200 mg once daily (QD). 19 patients presented with brain metastases, 7 of whom had measurable central nervous system (CNS) target lesions. At a median follow-up of 11.2 months, preliminary median progression-free survival (mPFS) was 15.2 months (95% CI: 10.8, NE) and median duration of response (DOR) had not been reached (95% CI: 7.0, NE). As of the data cutoff date, 23 of 43 patients (53%) remained on therapy, with the longest at 23.5 months. No patients developed de novo brain metastases. The previously disclosed CNS objective response rate (ORR by RANO-BM) of 86%, objective response rate (ORR by RECIST 1.1) of 60%, and disease control rate (DCR) of 91% each remained unchanged. Reductions in variant allele frequency (VAF) were observed in all evaluable patients across 25 unique EGFR-NCMs, including PACC mutations. No new safety signals were observed. Adverse events (AEs) experienced by a majority of patients included rash, stomatitis, diarrhea, and paronychia and were managed with standard supportive care and dose interruptions or reductions without compromising response depth or durability. Following dose reductions, the rate of Grade 3 or higher treatment-related AEs was reduced to 28%. Collectively, safety, pharmacokinetics, pharmacodynamics and efficacy data support the selection of a 150 mg QD dose for pivotal development.
Silevertinib has demonstrated encouraging CNS activity in multiple trials across NSCLC and GBM. In our Phase 2 in frontline patients with EGFRm NSCLC 86% of patients achieved a confirmed CNS response. The results from our Phase 1 trial of silevertinib in patients with relapsed/recurrent GBM (presented at ASCO in 2024) showed encouraging duration of treatment and clinical activity, and a tolerability profile consistent with the initial safety data seen in patients with recurrent NSCLC. A Phase 0/1 “window of opportunity” study sponsored by the Ivy Brain Tumor Center in Phoenix, Arizona in patients with recurrent high-grade glioma (HGG) with EGFR alterations and/or fusions at initial diagnosis demonstrated that silevertinib exceeded the pre-specified threshold for drug concentration in the brain tumor tissue and was generally well tolerated. It also showed that silevertinib penetrates non-contrast enhancing regions of glioblastoma and suppresses EGFR signaling in patient tumors. Based on these data and together with the robust CNS ORR demonstrated by silevertinib to date in our Phase 2 trial in frontline EGFRm NSCLC patients, we believe that silevertinib is uniquely positioned as a potential treatment for patients with newly diagnosed EGFR-altered GBM. Following feedback on the study design received from the FDA in January 2026, we initiated a randomized Phase 2 trial in this patient population and dosed the first patient in May 2026. After a combination safety lead-in of silevertinib plus temozolomide (TMZ), the trial is expected to enroll approximately 150 newly diagnosed patients, randomized to receive TMZ (as the control arm) or silevertinib plus TMZ (as the experimental arm). The eligible patient population will be EGFRvIII-positive patients (approximately 30% of GBM patients) who are O-6-methylguanine-DNA methyltransferase (MGMT) -negative (unmethylated). Randomization and treatment will begin after patients have had surgical resection and radiation and are eligible for maintenance TMZ. The primary endpoint of the trial will be PFS (RANO by blinded independent committee review, or BICR), with a planned futility analysis, and an interim PFS analysis anticipated in the first half of 2028. The secondary endpoint of the trial will be overall survival (OS). The trial will be governed by an independent data monitoring committee (IDMC).
We are also continuing to explore potential partnership opportunities to advance silevertinib into pivotal development.
Our second clinical-stage asset, BDTX-4933 (also known as S241656), was outlicensed to Servier Pharmaceuticals LLC (Servier) in the first quarter of 2025. Pursuant to the license agreement, we granted to Servier a global license to develop and commercialize BDTX-4933. Under the terms of the license agreement, Servier will lead the development activities and the global commercialization of BDTX-4933 across multiple indications, including NSCLC, with potential applications in other solid tumors. In consideration for the license granted to Servier, we received an upfront payment of $70.0 million in March 2025 and will be eligible to receive up to $710.0 million in development and commercial sales milestone payments, along with tiered royalties based on global net sales. See Note 14, License Revenue, to the consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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
To date, we have funded our operations primarily with proceeds from sales of our common stock and preferred stock, and through the $70.0 million upfront payment received under the Servier Agreement in March 2025. Since inception, we have incurred significant operating losses. Our net loss was $18.9 million and our net income was $46.0 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $483.7 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our current or future product candidates. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
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
Additionally, we continue to actively monitor macroeconomic conditions and market volatility resulting from global and national economic developments, political unrest, new or increased international tariffs and retaliatory tariffs, inflationary pressures, disruptions in capital markets, changes in international trade relationships, changes in U.S. governmental agencies, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, and military conflicts. While we believe such factors have had no significant impact on our business or financial results during the periods presented, future developments and potential impacts on our business are uncertain and cannot be predicted with confidence.

As of June 30, 2026, we had cash, cash equivalents and investments of approximately $110.5 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
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
Results of operations
Comparison of the three months ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$7,393	$9,319	$(1,926)
General and administrative	4,664	4,101	563
Total operating expenses	12,057	13,420	(1,363)
Loss from operations	(12,057)	(13,420)	1,363
Other income (expense):
Interest income	922	1,118	(196)
Other (expense) income	1,230	1,741	(511)
Total other income (expense), net	2,152	2,859	(707)
Net loss	$(9,905)	$(10,561)	$656

Research and development
Research and development expenses were $7.4 million for the three months ended June 30, 2026, compared to $9.3 million for the three months ended June 30, 2025. The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Silevertinib (NSCLC) research and development expenses	$2,232	$5,518	$(3,286)
Silevertinib (GBM) research and development expenses	2,633	—	2,633
Other research programs and development expenses	—	371	(371)
Personnel expenses	1,989	2,356	(367)
Allocated facility expenses	459	890	(431)
Other expenses	80	184	(104)
	$7,393	$9,319	$(1,926)
The decrease of $1.9 million for the three months ended June 30, 2026 was primarily due to a decrease of $3.3 million related to the progression of our Phase 2 clinical trial for silevertinib in NSCLC, partially offset by an increased spend of $2.6 million related to the start up activities for our Phase 2 clinical trial for silevertinib in GBM, compared to the three months ended June 30, 2025. In addition, personnel expenses decreased by $0.4 million as we continue to capitalize on workforce efficiencies and focus on our development program, and facilities expenses decreased by $0.4 million due to the sublease of the remaining floor of our Cambridge, Massachusetts office space in December 2025.
General and administrative
General and administrative expenses were $4.7 million for the three months ended June 30, 2026 compared to $4.1 million for the three months ended June 30, 2025. The increase was primarily a result of higher IP-related costs.
Other income (expense)
Other income was $2.2 million for the three months ended June 30, 2026, compared to $2.9 million for the three months ended June 30, 2025. The decrease was primarily attributable to a decrease in interest income and a decrease in accretion on investments in 2026 compared to 2025.

Comparison of the six months ended June 30, 2026 and 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
License revenue	$—	$70,000	$(70,000)
Operating expenses:
Research and development	14,396	19,825	(5,429)
General and administrative	8,920	9,065	(145)
Total operating expenses	23,316	28,890	(5,574)
Income (loss) from operations	(23,316)	41,110	(64,426)
Other income (expense):
Interest income	1,945	1,713	232
Other (expense) income	2,430	3,158	(728)
Total other income (expense), net	4,375	4,871	(496)
Net income (loss)	$(18,941)	$45,981	$(64,922)
Revenue
No revenue was recorded for the six months ended June 30, 2026 compared to $70.0 million for the six months ended June 30, 2025. The decrease was a result of the upfront payment we received from Servier in the first quarter of 2025 under the Servier Agreement.
Research and development
Research and development expenses were $14.4 million for the six months ended June 30, 2026, compared to $19.8 million for the six months ended June 30, 2025. The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Silevertinib (NSCLC) research and development expenses	$5,020	$10,722	$(5,702)
Silevertinib (GBM) research and development expenses	4,001	—	4,001
BDTX-4933 research and development expenses	—	1,018	(1,018)
Other research programs and development expenses	6	933	(927)
Personnel expenses	4,326	5,064	(738)
Allocated facility expenses	896	1,767	(871)
Other expenses	147	321	(174)
	$14,396	$19,825	$(5,429)

The decrease of $5.4 million for the six months ended June 30, 2026 was primarily due to a decrease of $5.7 million related to the progression of our Phase 2 clinical trial for silevertinib in NSCLC and a decrease of $1.0 million related to the deprioritization of the BDTX-4933 program and subsequent licensing to Servier, partially offset by an increase of $4.0 million for silevertinib GBM due to the initiation of a Phase 2 GBM trial, compared to the six months ended June 30, 2025. In addition, personnel expenses decreased by $0.7 million as we continue to capitalize on workforce efficiencies and focus on advancing and optimizing development for silevertinib, and facilities expenses decreased by $0.9 million due to the sublease of the remaining floor of our Cambridge, Massachusetts office space in December 2025.
General and administrative
General and administrative expenses were $8.9 million for the six months ended June 30, 2026 compared to $9.1 million for the six months ended June 30, 2025. The decrease was primarily a result of continued operational efficiencies.
Other income (expense)
Other income was $4.4 million for the six months ended June 30, 2026, compared to $4.9 million for the six months ended June 30, 2025. The decrease was primarily attributable to a decrease in accretion on investments in 2026, partially offset by an increase in interest income compared to 2025.
Liquidity and capital resources
Sources of liquidity
Since our inception, we have not generated any product revenue and do not expect to generate any revenue from the sale of products in the foreseeable future. We have funded our operations to date primarily with proceeds from the sales of our common and preferred stock, as well as proceeds from licensing of intellectual property. We have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all.
On February 3, 2020, we completed an initial public offering (IPO) of 12,174,263 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,587,947 additional shares of our common stock, for aggregate gross proceeds of $231.3 million. We received $212.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. Through June 30, 2026, we had received net cash proceeds of $200.6 million from previous sales of our preferred stock.

On November 13, 2025, we filed a new shelf registration statement on Form S-3 (the New Shelf Registration Statement) with the SEC, which covers the offering, issuance and sale of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof up to a maximum price of $500.0 million, including up to $150.0 million of shares of our common stock (the Shares) that may be offered, issued and sold under an Open Market Sale AgreementSM (the Sales Agreement) previously entered into with Jefferies LLC (Jefferies), as sales agent, on November 13, 2022 (the ATM Program). The New Registration Statement was filed to replace our prior shelf registration statement on Form S-3 (the Prior Shelf Registration Statement), originally filed with the SEC on November 14, 2022 and declared effective on November 22, 2022, which was set to expire on November 22, 2025, in accordance with applicable SEC regulations. The New Shelf Registration Statement became effective on December 3, 2025, and in accordance with Rule 415(a)(6) under the Securities Act, the offering of securities under the Prior Shelf Registration Statement is deemed terminated as of the date of effectiveness of the New Shelf Registration Statement. Any Shares will be sold pursuant to the New Shelf Registration Statement and the sales agreement prospectus filed therewith. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of June 30, 2026, we sold 4,490,853 shares of our common stock pursuant to the ATM Program, resulting in gross proceeds to us of approximately $25.0 million ($24.5 million net of offering costs).
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
As of June 30, 2026, we had cash, cash equivalents and investments of $110.5 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash provided by (used in) operating activities	$(18,200)	$44,251
Cash provided by (used in) investing activities	16,376	(50,606)
Cash provided by (used in) financing activities	32	(84)
Net increase (decrease) in cash and cash equivalents	$(1,792)	$(6,439)

Operating activities
During the six months ended June 30, 2026, we had cash used in operating activities of $18.2 million, primarily resulting from our net loss of $18.9 million, along with changes in our operating assets and liabilities of $3.0 million, partially offset by $3.8 million of non-cash items.
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
Investing activities
During the six months ended June 30, 2026, we had cash provided by investing activities of $16.4 million primarily from the sales and maturities of investments, netted against our purchase of investments.
During the six months ended June 30, 2025, we had cash used in investing activities of $50.6 million primarily from the sales and maturities of investments, netted against our purchase of investments.
Financing activities
During the six months ended June 30, 2026, we had cash provided by financing activities of less than $0.1 million, consisting of proceeds from the exercises of common stock options offset by the shares surrendered to cover taxes from a restricted stock unit vesting.
During the six months ended June 30, 2025, we had cash used in financing activities of less than $0.1 million, consisting of proceeds from the participation in the 2020 Employee Stock Purchase Plan offset by the shares surrendered to cover taxes from a restricted stock unit vesting.
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

As of June 30, 2026, we had cash, cash equivalents and investments of $110.5 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.
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
Contractual obligations and commitments
The following summarizes our contractual obligations as of June 30, 2026:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Property leases - commenced	$4,661	$7,390	$4,498	$2,744	$19,293
Total	$4,661	$7,390	$4,498	$2,744	$19,293
Property leases – commenced
The amounts reported for property leases represent future minimum lease payments under non-cancelable operating leases in effect as of June 30, 2026. The minimum lease payments do not include common area maintenance charges or real estate taxes.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 16, 2026. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies from those previously disclosed.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Plans
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2026, none of our officers and directors adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report on Form 10-Q.

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

Black Diamond Therapeutics, Inc.

Date: August 5, 2026	By:	/s/ Mark A. Velleca
Mark A. Velleca President and Chief Executive Officer (Principal Executive Officer)

Black Diamond Therapeutics, Inc.

Date: August 5, 2026	By:	/s/ Erika Jones
Erika Jones Senior Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)